Form 10-K
period 1993-12-31
ROCHESTER & PITTSBURGH COAL CO
filed 1994-03-30
CIK 84548

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                                      OR
/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from                to
                               --------------    ---------------
Commission file number 0-7181

                      ROCHESTER & PITTSBURGH COAL COMPANY
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)
               Pennsylvania                               25-0761480
           --------------------                        ----------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification No.)

      655 Church Street, Indiana, Pennsylvania             15701
      ----------------------------------------          -------------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  412-349-5800
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
                Title of each class                    on which registered
                -------------------                  -----------------------
                        None                                  None
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                          --------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__.   No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 4, 1994, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $62,227,050.

Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 4, 1994: 3,438,775 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1993 in Parts I, II and IV.
2.  Portions of Registrant's Proxy
    Statement for its 1994 Annual Meeting of Shareholders in Part III.

EXHIBIT INDEX:  Page 22 and Page 39.

                                     PART I

ITEM 1.   BUSINESS.

          (a)  GENERAL DEVELOPMENT OF BUSINESS.

          Registrant and its predecessors have been engaged in the mining of coal in central and western Pennsylvania since 1881. Since the mid-1960's, Registrant and its subsidiaries have been principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants located adjacent to or near Registrant's mines. Substantially all of these sales have been made pursuant to long-term coal supply contracts. Because of the continued availability of low priced coal from other sources, during 1993 the utility customers of Registrant's subsidiaries continued to purchase coal at near minimum contract requirements. In addition, during 1993, a seven-month strike (May 25 through December 16, 1993) by the United Mine Workers of America (the "UMWA") against members of the Bituminous Coal Operators Association (the "BCOA"), including operations of two of Registrant's subsidiaries, had a significant adverse impact on Registrant's operating results. Tonnage produced and sold was reduced by approximately 42% in 1993 versus 1992. A partial offset in volume and cost of sales, however, occurred because a substantial portion of the costs incurred by the operations of Registrant on strike were reimbursable under the terms of Registrant's subsidiaries long-term coal sales agreements. In 1993, another subsidiary of Registrant commenced development and rehabilitation work at the mine it acquired in 1992.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Registrant is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

          (c)  NARRATIVE DESCRIPTION OF BUSINESS.

          Registrant, through its subsidiaries, is principally engaged in deep and, to a very minor extent, surface mining of bituminous steam coal in Pennsylvania. Substantially all of Registrant's deep-mined production in 1993 was sold pursuant to two long-term contracts, described below, to two mine-mouth electric generating plants adjacent to or near its mines. Steam coal is not suitable for metallurgical use because of excessive levels of ash or sulphur.

          United Eastern Coal Sales Corporation ("United Eastern"), a wholly-owned subsidiary, is a coal broker and sales agent which buys and sells, either as principal or agent, coal produced in the United States. Registrant's wholly-owned subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited, is engaged in the sale of coal to customers in Canada. Each of Registrant's subsidiaries which buys and sells coal produced by others serves customers principally in the Mid-Atlantic states and the Province of Ontario.

          Leatherwood, Inc. ("Leatherwood"), a wholly-owned subsidiary of Registrant, is engaged in developing, owning, and managing solid waste management facilities. To date, Leatherwood has submitted a permit application to the Pennsylvania Department of Environmental Resources (the "DER") for a new municipal solid waste landfill in Jefferson County, Pennsylvania. This facility will also accept residual waste. Two Pennsylvania counties have designated this landfill as a secondary disposal facility in their statutorily-required county master plan for the disposal of solid waste and, upon receipt of a permit by Leatherwood, will deem the landfill a primary disposal facility. Discussions with other counties and waste collectors are continuing. Two contracts with collection companies or brokers have been executed contingent, however, upon a permit being issued. The permit application is subject to stringent regulatory standards and is under review by DER. An official response on the application, which will be subject to administrative and judicial review, is expected early in 1994.

          In 1992, Registrant established two wholly-owned subsidiaries, Eighty-Four Mining Company ("Eighty-Four") and Lucerne Land Company ("Lucerne Land") to acquire coal properties and Mine No. 84 from Bethlehem Steel Corporation and affiliated entities ("Bethlehem"). The final purchase price of Mine No. 84 was $53.6 million after taking into effect post-closing adjustments.

          Mine No. 84 was idled in February 1993 to permit renovation, rehabilitation, and replacement of key operating systems. This work will include replacement of the haulage system, by installing a new five mile long, 6,700 ton per hour underground belt conveyor system, upgrading of surface, coal handling and preparation facilities, and installation of two longwall mining units. When these renovations are fully completed and full capacity is reached, which is expected to occur in 1997, Eighty-Four's facilities will permit production of approximately 6.6 million tons of coal per year. Development mining is expected to begin during the second quarter of 1994 in preparation for installation of the first longwall unit in the third quarter of 1995.

          The properties acquired are estimated to contain approximately 175 million saleable1 tons of high quality Pittsburgh Seam steam and metallurgical coal. The reserve estimate, which was developed by Registrant's Geology and Engineering personnel, is based upon review of data and test results provided by Bethlehem, data available from outside sources, application of generally accepted mining practices in the geographic area of mining, and generally accepted mining practices in the Pittsburgh Seam utilizing longwall mining techniques. This estimate is being further reviewed and verified by Registrant's Geology and Engineering personnel.


- ----------------------------------

     1 Saleable means total coal mine output less tonnage rejected during processing for market.

          While no arrangements or contracts for the sale of coal by Eighty-Four exist at present, extensive efforts to achieve such arrangements occurred in 1993 and are continuing. Written expressions of interest from potential customers have been obtained. The coal from Mine No. 84, however, is of such quality that it should position Registrant to respond to the increased demand for coals that will meet the air quality standards under Phase I of The Clean Air Act when it takes effect in 1995. Longer-term demand for this lower sulphur coal should remain strong because, after cleaning, the coal will remain a cost-effective product for electric generating stations utilizing scrubbers. Additionally, a significant portion of the coal from Mine No. 84 has historically been sold on the domestic and international metallurgical market. Marketing activities undertaken by Eighty-Four have been directed to a diverse geographic and customer base, thus reducing reliance upon a single customer, group of customers, or type of market while enabling price escalation risks to be hedged due to the varying contract durations anticipated.

          Registrant's wholly-owned subsidiary, Keystone Coal Mining Corporation ("KCMC") is a party to a coal supply agreement effective as of January 1, 1991 (the "Keystone Agreement") with the seven public utilities (the "Keystone Owners") that own the Keystone Steam Electric Station (the "Keystone Station") near Shelocta, Pennsylvania. The Keystone Agreement amended, extended, and restated an earlier agreement dated January 1, 1972, among the same parties pursuant to which coal has been delivered to the Keystone Station by KCMC. The Keystone Agreement has a term ending December 31, 2004, and under it KCMC was to sell and deliver 3,900,000 tons to the Keystone Station in 1991, 3,700,000 tons in 1992 and, from 1993 through 1999, will sell and deliver 3,250,000 tons annually subject to increase or decrease by up to 250,000 tons. As a direct result of the strike by the UMWA against KCMC's facilities, in 1993, KCMC delivered 2,339,033 tons to the Keystone Station pursuant to the Keystone Agreement. Should the parties not agree to an extension of the Keystone Agreement beyond its initial term, production and deliveries will decrease between 2000 and 2004 with an aggregate of 6,500,000 tons to be delivered during that five-year period. Substantially all of the coal sold pursuant to the Keystone Agreement is delivered by a series of conveyor belts directly from KCMC's mines (the "Keystone Mines") to the Keystone Station.

          In connection with its Keystone Mines, KCMC also owns and operates a coal handling and preparation facility (the "Keystone Cleaning Plant") which processes coal to enhance the thermal value of the product delivered to the Keystone Station.

          The price paid by the Keystone Owners to KCMC pursuant to the Keystone Agreement consists of an amount equal to all costs of production incurred by KCMC in mining, processing, and delivering the coal, subject to a price cap, including mine development costs and capital expenditures, mine closing costs, general and administrative costs, interest costs, plus a profit that varies according to KCMC's ability to meet or exceed certain cost standards, plus a royalty of $.25 per ton, with an annual minimum royalty payment of $375,000. The profit calculation is subject to adjustment for cumulative changes in the Gross National Product Implicit Price Deflator ("GNP Deflator") based upon the Btu content of the coal delivered and KCMC's cost of production compared to standard costs established in the Keystone Agreement.
The standard costs are adjusted according to various cost and market price indices.

          KCMC dedicated approximately 90,000,000 tons of coal at January 1, 1991 pursuant to the Keystone Agreement and said coal cannot be mined for sale to others without the Keystone Owners' consent. KCMC has the option on and after July 1, 1995, to remove certain coal properties from the area of dedication if it determines that the same are not required to fulfill its obligations under the Keystone Agreement. Substantially all of the dedicated coal properties are leased or subleased by KCMC from Registrant. Under certain conditions described in the Keystone Agreement, the Keystone Owners have the option to purchase all of the capital stock of KCMC at the net book value thereof at the time of exercising the option ($18,816,536 at December 31, 1993) or its net assets at book value, and to lease KCMC's coal properties from Registrant. In such event, Registrant would receive a royalty per ton equal to approximately $1.03, a substantial portion of which would be adjusted for changes in the GNP Deflator from December 1990. See Note C to the Consolidated Financial Statements incorporated herein by reference. The Keystone Owners also have the right to terminate the Keystone Agreement effective at the end of 1999 or any calendar year thereafter, upon five years prior notice, if the Keystone Owners determine, in their sole discretion, that it is unlawful or commercially impracticable, in light of the then applicable governmental regulations, to operate the Keystone Station with the coal KCMC is able to produce. The Keystone Owners, after a series of progressive steps, also have the right to terminate the Keystone Agreement if certain size and quality requirements are not met by KCMC.

          In 1993, KCMC delivered 2,301,690 tons of coal from its Keystone Mines and 37,343 tons of purchased coal to the Keystone Station, compared with deliveries to the Keystone Station in 1992 of 3,700,086 tons of deep-mined coal and 27,387 tons of purchased coal.

          Registrant's wholly-owned subsidiary, Helvetia Coal Company ("Helvetia"), is a party to a coal sales agreement dated December 22, 1966, and subsequently amended, (the "Homer City Agreement") with the two public utilities (the "Homer City Owners") that own the Homer City Steam Electric Station (the "Homer City Station") near Homer City, Pennsylvania. The Homer City Agreement, which has a term extending until 2007, provides that Helvetia will sell and deliver to the Homer City Owners annual amounts of coal as specified therein and that the Homer City Owners will purchase from Helvetia the lesser of 1,800,000 tons or 50% of the coal requirements of the Homer City Station. Coal sold pursuant to the Homer City Agreement is delivered to the Homer City Station by conveyor belts and trucks. Under the Homer City Agreement, Helvetia is required only to reduce raw coal to 1- 1/4 inches top size. In this process, a Bradford Breaker, which removes some of the impurities from the coal, is used.

          The price paid by the Homer City Owners to Helvetia pursuant to the Homer City Agreement consists of an amount equal to all costs incurred by Helvetia in mining, processing, and delivering the coal, including mine development costs and capital expenditures, mine closing costs, general and administrative costs, interest costs, a royalty of $.25 per ton and a "standard" profit of $1.50 per ton subject to adjustment for cumulative changes in a composite index from calendar year 1988, and also subject to adjustment if certain costs of production are more or less than the standard costs as defined in the Homer City Agreement and quality requirements are met. Additionally, Helvetia is assured a minimum profit of $.60 per ton adjusted for cumulative changes in the composite index so long as quality requirements are met. If minimum quality requirements are not met, Helvetia's minimum profit is reduced below $.60 per ton, depending on quality level, but will not be reduced below zero.

          Under the Homer City Agreement, Helvetia dedicated up to 85,000,000 tons of coal, all of which are leased from Registrant. Under certain conditions described in the Homer City Agreement, the Homer City Owners have the option to purchase all of the capital stock of Helvetia or its net assets at the net book value thereof ($6,167,174 at December 31, 1993). In such event, the royalty payable to Registrant would be increased from $.25 to $.35 per ton, unless the option were exercised by reason of the default of Helvetia under the Homer City Agreement, in which case the royalty would remain at $.25 per ton. See Note C to the Consolidated Financial Statements incorporated herein by reference.

          As a direct result of the strike by the UMWA against Helvetia's facilities, during 1993, 839,750 tons of coal were delivered to the Homer City Station from Helvetia's deep mines compared with deliveries of 1,799,949 tons in 1992. Projections provided by the Homer City Owners call for deliveries at the average annual rate of approximately 1,800,000 tons per year through 1997.

          Negotiations between the Homer City Owners and Helvetia regarding a new fixed price, with escalation, contract for Helvetia to continue providing approximately 1.8 million tons of coal per year to the Homer City Station are continuing, and are anticipated to be concluded and effective before the end of 1994. If an agreement is concluded, it would require the opening of a new mine by Helvetia.

         The Florence Mining Company, ("Florence"), formerly a wholly-owned subsidiary of Registrant, was party to a Coal Supply Agreement (the "Conemaugh Agreement") with nine public utilities (the "Conemaugh Owners") that own the Conemaugh Steam Electric Station (the "Conemaugh Station") near New Florence, Pennsylvania. In October 1991, the Conemaugh Owners notified Registrant that they were electing to exercise their option, entered into simultaneously with the Conemaugh Agreement, to acquire the capital stock of Florence and were assigning the option to Quent, Inc., which would exercise it. On October 29, 1991, the capital stock of Florence was transferred to Quent, Inc.

         In 1993, eight deep mines of Registrant's subsidiaries supplied coal to the Homer City and Keystone Stations. The mines are described in Item 2, to which reference is hereby made.

         Registrant maintains comprehensive general liability and umbrella liability, pollution liability, and boiler and machinery insurance for all of its operations. Registrant also maintains business interruption and property damage insurance for all of its subsidiaries operations and properties except for KCMC. KCMC is not fully insured for business interruption and property damage because it is able to recover such losses in whole or in part under its long-term coal sales agreement. Registrant has self-insurance programs for workers' compensation and has insurance coverage for catastrophic losses. Registrant also has automobile liability, fiduciary liability, and fidelity insurance.

         The bituminous coal industry in general is intensely competitive. Although substantially all of Registrant's coal production is sold pursuant to the Keystone and Homer City Agreements, because of the nature of the power supply system in the Mid-Atlantic Region of the United States, Registrant remains subject to material competition from other coal suppliers primarily as to price, coal quality, and environmental considerations, and other types of fuel, principally oil, natural gas, hydroelectric power, and nuclear fuel.
That system is operated as a pool of electric power so to the extent that other sources of power within the system, or available to it, are cheaper than the power produced at the Keystone and Homer City Stations, the Owners could reduce the amount of power produced by those Stations and, consequently, the amount of coal purchased from Registrant under the Keystone and Homer City Agreements could be reduced.

         During 1993, Registrant's surface-mined coal was sold on the commercial market. To the extent that Registrant is engaged in the wholesale and retail sale of coal, it constitutes a minor competitive factor in such industry and is in competition with other sellers of coal and other fuels, principally oil and natural gas.

         Registrant's business is materially dependent on the two long-term coal sales agreements, the Keystone Agreement and the Homer City Agreement, described herein. See also Note C to the Consolidated Financial Statements incorporated herein by reference. Gross sales pursuant to the Keystone Agreement and the Homer City Agreement accounted for approximately 66% and 26%, respectively, of Registrant's sales in the year ended December 31, 1993. If the Owners of the Keystone and Homer City Stations were to use other stations not served by Registrant to meet a greater percentage of their power generation demand, or if power were procured from other sources, their requirements for the Keystone and Homer City Stations could decrease, and if such decrease were significant, the change could materially adversely affect the business of Registrant. Registrant's business also was affected by the sale of Florence since sales under the Conemaugh Agreement accounted for approximately 28% of Registrant's sales in the year ended December 31, 1991. See also Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference.

         Information concerning backlog is not considered material to an understanding of Registrant's business.

         At December 31, 1993, Registrant had an estimated recoverable2 reserve base3 in leased or owned properties in Armstrong, Indiana, Westmoreland, Washington, and other nearby Pennsylvania counties, of approximately 738,000,000 tons of coal. During 1993, Registrant produced approximately 3,218,013 tons of coal excluding a small quantity of coal produced from Mine No. 84. Of the 738,000,000 tons of estimated recoverable reserve base, approximately 150,000,000 tons of coal (20%), are dedicated under the Keystone and Homer City Agreements. With the exception of the 175,000,000 saleable tons of coal acquired from Bethlehem, recovery of the remaining recoverable reserve base would require new mines which would entail substantial capital expenditures the amount of which cannot be estimated at this time. Registrant has made no decision regarding any new mines and, depending upon Registrant's continuing evaluation of economic conditions affecting the sale of coal in Registrant's present area of operations and the effect of increasingly stringent environmental requirements, Registrant may not open new mines to access its


- ----------------------------------

     2 Recoverable means those portions of the Reserve Base owned or leased by the Registrant that are potentially extractable using an appropriate factor to account for coal lost-in-mining.

     3 Reserve base means those parts of an identified resource, proven and probable, that are currently economic, marginally economic and some of those that are currently sub-economic that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics.

existing, undedicated coal. The estimated recoverable reserve base stated herein was determined by Registrant's staff based upon the prior experience of Registrant in mining in the area of its present recoverable reserve base and upon data from tests conducted by Registrant, and represent coal which is recoverable on the basis of current mining practices and techniques, and Registrant's mining experience in the seams and area of Registrant's present recoverable reserve base. Consequently, Registrant's estimates are subject to continuing review and refinement.

         Registrant also owns coal lands in West Virginia, some of which are under lease to another, unrelated coal company. The leased reserves are near exhaustion. Registrant also subleases coal lands in West Virginia to another unrelated coal company.

         Patents and licenses are not material to the operation of Registrant's business.

         In order to acquire, and to determine the location and extent of, new sources of coal properties, Registrant has entered into option agreements with owners of coal lands in various parts of Pennsylvania. Under these agreements, Registrant obtains the right to explore for and, at its option, to acquire title by lease or purchase to the coal.

         Registrant has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of Registrant's total assets, other than the development of Leatherwood and the acquisition and development of Mine No. 84 and coal reserves as noted above. While a substantial capital investment may ultimately be made in development of Leatherwood's projects, the amount of such investment has not yet been determined. Registrant has made an equity investment in Eighty-Four and Lucerne Land of $100,000,000 (including the $53.6 million adjusted purchase price). Arrangements are in progress for $85,000,000 in long-term debt and for capital and operating leases to provide remaining funding requirements of the project. See also Notes B and D of the Notes to the Consolidated Financial Statements incorporated herein by reference.

         Registrant's business is subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. In addition to prescribing civil and criminal penalties for violations, both the Federal Mine Safety and Health Act of 1977 and the Surface Mining Control and Reclamation Act of 1977 authorize the closure under certain circumstances of noncomplying operations. Pennsylvania statutes applicable to Registrant's mining operations are both more and less stringent than the federal statutes. Numerous federal and state laws and regulations, pertaining to the discharge of materials into the environment, impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes have in the past and will in the future require substantial capital investments and may adversely affect productivity. Because of the inclusion of environmental related elements in the normal expenditures for mine development and operation, their costs cannot be precisely isolated but Registrant does not believe they have materially adversely affected Registrant's financial condition. See also Item 3 hereof.

         Both federal and state law and regulations impose sulphur emission standards, which will increase in stringency during the next several years, on uses of coal. However, substantially all of Registrant's coal is sold pursuant to the Keystone and Homer City Agreements, which contain no provisions warranting that the sulphur content of the coal will meet emission standards when burned. The impact of recent legislation on Registrant's business, especially the Clean Air Act Amendments of 1990, cannot be ascertained at this time. Registrant believes that improvements in clean coal technologies or in techniques to neutralize or treat emissions from generating stations are such that, with the benefit of such technologies, its coal will meet standards under currently enacted legislation. However, these amendments could have an adverse effect on the sales of coal to the Keystone Station and the Homer City Station (the "Stations"). Also, as described above, at the end of 1999 and any year thereafter, the Keystone Owners have the right to terminate the Keystone Agreement if it is unlawful or commercially impracticable, in light of then applicable government regulations, to operate the Keystone Station with the coal KCMC is able to produce. Moreover, in the event of the enactment of legislation or regulations imposing more stringent environmental standards on the Stations, Registrant could be adversely affected if the owners of the Stations purchased more coal from others or generate less electricity from these Stations. Fuel strategies adopted by utilities have yet to be announced. Environmental legislation and regulation may have an adverse effect on Registrant's ability to market its coal reserves not dedicated under existing contracts and may require modifications to the marketing plans of Eighty-Four.

         As indicated in the Consolidated Financial Statements incorporated herein by reference, Registrant has made substantial capital investments in the past three years. Inasmuch as a substantial portion of these investments has been for several purposes, e.g., to extend mine and equipment life, to increase productivity, and to comply with safety and/or environmental legislation, Registrant cannot indicate with precision capital investments required solely to comply with environmental and safety legislation. However, Registrant estimates such expenditures totalled approximately $2,600,000 in the five years ended December 31, 1993, and it is estimated that annual capital expenditures of approximately $1,600,000 per year for the next several years will be attributable to environmental and safety laws. Such legislation also adversely affected Registrant's deep mine productivity. While no assurance can be given that additional, more stringent mining and environmental legislation will not be enacted or that such legislation, if enacted, would not have a material adverse effect upon Registrant's operations, it should be noted that for coal sold under the Keystone and Homer City Agreements, Registrant's cost of compliance with such statutes is recovered from the Owners as a cost of production. However, should the cost of compliance as an element of production costs become burdensome, the competitive position and earnings of Registrant could be adversely affected.

         Registrant currently employs approximately 1,555 persons, of whom 1,400 are engaged directly in the production and processing of coal for sale and 155 are engaged in executive, administrative, engineering, exploration, sales, and clerical capacities. Registrant has approximately 1,120 employees who are covered by the National Bituminous Coal Wage Agreement of 1993 (the "1993 Agreement") with the UMWA, which, as noted above, was ratified on December 16, 1993 after a seven-month strike against BCOA member companies. The 1993 Agreement will terminate on or after August 1, 1998 by either party giving to the other party at least 60 days notice of the desired termination date. Additionally, the 1993 Agreement may be reopened at the election of the UMWA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in wage rates and pension benefits. The 1993 Agreement may be reopened at the election of the UMWA or the BCOA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in the health care bonus and annual health care deductible established under the 1993 Agreement.

         Registrant's business is not seasonal in any material respect.

         Registrant is engaged principally in a single line of business, the mining and sale of coal. The following table sets forth the amount of Registrant's sales contributed by each class of Registrant's products which accounted for more than 10% of Registrant's total sales during each of Registrant's three fiscal years ended December 31, 1993, 1992, and 1991.

                                  Sales of
                                 Coal Under                Other
              Year Ended          Long-Term              Sales of
             December 31          Contracts                Coal                 Other            Total Sales
             -----------         -----------             --------               -----            -----------
                                             (Amounts expressed in thousands)
                 1993             $141,093               $ 8,678              $ 3,857             $153,628
                 1992              183,881                10,610                4,011              198,502
                 1991              289,939                14,715                6,778              311,432

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.


         In the years ended December 31, 1993, 1992, and 1991, Registrant's subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited, had sales of $8,093,174, $9,415,110, and $7,794,813, respectively, primarily to customers located in Canada. Registrant does not consider its sales of coal in Canada to be subject to any particular risks merely because its customers are located there. However, foreign business in general can be subject to special risks, including exchange controls, changes in currency valuations, restrictions on the repatriation of funds, restrictions on the ownership of foreign corporations or the composition of their boards of directors, export restrictions, the imposition or increase of taxes and tariffs, and international financial instability. No assurance can be given that any of these factors might not have an adverse effect on Registrant's future foreign operations.


ITEM 2.  PROPERTIES.

         Registrant's executive and administrative offices are located in a 76,309 square foot building in Indiana, Pennsylvania, which it owns and which was extensively renovated and expanded in 1984. Registrant also owns approximately 39,900 acres of surface land in Pennsylvania. Registrant's subsidiaries lease various properties in the United States and Canada under leases having a current annual aggregate rental of approximately $229,000. These leases expire at various times over the next four years and the amount of aggregate rental payable during that period will depend on the extent of renewals.

         As indicated in Item 1 hereof, as of December 31, 1993, based upon the prior experience of Registrant in mining in the area of Registrant's operations and data from tests conducted by it and, in the case of the coal acquired from Bethlehem, a review of data provided by others and mining practices in the area and seam acquired, Registrant had an estimated recoverable reserve base in leased or owned properties in Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties of approximately 738,000,000 tons of coal. Substantially all of the coal leased by Registrant is leased until exhaustion. Registrant has not conducted sufficient tests to determine the degree to which reserves, if any, exist on its owned or leased properties located outside of Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties.

         Registrant operated nine underground mines in 1993. Information on the estimated recoverable reserves and production of these mines is as follows:


                          Tons of Estimated                            Production in Tons
                         Recoverable Under-                          Year Ended December 31
                         ground Reserves at                         ------------------------
     Mine               December 31, 1993(1)            1991                  1992                   1993
     ----               --------------------            ----                  ----                   ----
Lucerne #6 Ext.(2)           12,675,000                553,007               806,861                337,946
Lucerne #8(2)                   314,000                752,346               773,625                332,522
Lucerne #9(2)                   845,000                828,008               578,657                271,178
Margaret #11
 #2 Portal(3)                 1,661,000                486,567(5)            473,492(5)             220,882(5)
Margaret #11
 #3 Portal(3)                   680,000                    ---                   ---                 20,691(5)
Emilie(3)                     8,350,000                860,703(5)          1,023,427(5)             855,237(5)
Emilie #4(3)                  2,597,000                478,666(5)            487,171(5)             216,179(5)
Jane(3)                       4,736,000                786,616(5)            629,669(5)             565,980(5)
Urling #1(3)                  8,717,000              1,059,531(5)          1,092,569(5)             452,353(5)
Mine No. 84(7)               80,000,000                     --                   ---                 71,559(5)
Florence #2(4)                      ---                424,026(5)(6)             ---                    ---
Heshbon(4)                          ---                282,732(5)                ---                    ---
                            -----------              ---------             ---------              ---------
TOTAL                       120,575,000              6,512,202(5)          5,865,471(5)           3,344,527(5)

- ----------------------
(1) These estimated proven and probable reserves which can be economically mined under current conditions are recoverable through existing mine openings and plant facilities and represent calculations based upon continuing refinement of estimates, and are rounded to the nearest thousand. "Proven Reserves" represent areas of the total reserve estimate which are within approximately 2,000 feet of an exploration drill hole or other known point. "Probable Reserves" represent areas of the total reserve estimate which are greater than 2000 feet from an exploration drill hole or other known point and when consideration is made for other factors, such as mining conditions, coal quality, and mine operating experience.
(2)   Operated by Helvetia Coal Company.
(3)   Operated by Keystone Coal Mining Corporation.
(4) Operated by The Florence Mining Company. The Florence #2 and Heshbon Mines were transferred to the assignee of the Conemaugh Owners on October 29, 1991.
(5) Tonnage figures represent clean coal after washing and preparation at the Florence Preparation Plant, at the Keystone Cleaning Plant or at Mine No. 84's preparation facilities. See also Item 1 hereof.
(6) The 1991 figure represents production from "E" and "D" seam facilities, 120,672 and 303,354 tons, respectively.
(7)   Operated by Eighty-Four Mining Company

         Surface mining is also conducted by Registrant and by independent contractors utilized by Registrant, who are obligated by law and by contract with Registrant to restore the surface in accordance with Pennsylvania and federal laws. Production from surface mining for the last three years has been as follows: 1991--339,950 tons, 1992--91,921 tons and 1993--53,744 tons. All surface-mined coal produced in 1993 was sold on the commercial market. Registrant anticipates limited surface mining activity in the near future and, therefore, while Registrant is continuing to acquire additional coal properties suitable for surface mining, no assurance can be given that Registrant will be able to maintain adequate resources for surface-mined coal in the future.

         All of the properties of Registrant and its subsidiaries dedicated under the Keystone and Homer City Agreements are subject to mortgages given as security for indebtedness of Registrant's subsidiaries. See Note D to the Consolidated Financial Statements incorporated by reference herein.

         Registrant has miscellaneous other non-coal mineral interests, primarily natural gas, which it leases to unrelated parties. Registrant has expanded its role in the natural gas area by participating in joint ventures for 95 natural gas wells in Pennsylvania and nearby states during the past several years.


ITEM 3.  LEGAL PROCEEDINGS.

         The nature of Registrant's business subjects it to numerous state and federal laws and regulations pertaining to environmental matters and administrative and judicial proceedings involving alleged violations thereof are considered incidental to Registrant's business.

         Registrant is not a party to any pending litigation which it deems material to its financial condition, although it is a party to litigation incidental to the conduct of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF REGISTRANT.

         Information on executive and other officers of Registrant as of February 28, 1994, is as follows:

                                              Position                     Family
Name                           Age            With Registrant           Relationship
- ----                           ---            ---------------           ------------
Thomas W. Garges, Jr.          54            President and Chief
                                               Executive Officer            None

W. Joseph Engler, Jr.          53            Vice President and
                                               General Counsel              None

George M. Evans                46            Vice President and
                                                Treasurer                   None

Peter Iselin                   73            Vice President--Finance
                                                and Secretary               (1)

Thomas M. Majcher              41            Vice President--Corporate
                                                Development                 None

A. W. Petzold                  57            Vice President--Operations     None

- --------------------
(1) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II, and the uncle of Mr. Gordon B. Whelpley, Jr., Directors of Registrant.

         Officers of Registrant are elected annually by the Board of Directors at its organization meeting following the Annual Meeting of Shareholders.

         Each of the officers of Registrant named above has held a position with Registrant or a subsidiary for the past five years with the exception of:
Mr. Majcher who joined Registrant as Vice President--Corporate Development in January 1990. Prior to 1990, he had been Director--Planning (1989) BP Coal International, Director--Strategy Development (1988) BP America, Manager--Acquisitions & Divestitures (1987) The Standard Oil Company (Ohio), and Business Manager--Indiana Division (1986) Old Ben Coal Company, all subsidiaries of The British Petroleum Company, P.L.C.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The answer to this Item is incorporated by reference to Registrant's 1993 Annual Report to Shareholders, which is included as Exhibit (13) to this Form 10-K Report, at page 28.


ITEM 6.  SELECTED FINANCIAL DATA.

         The answer to this Item is incorporated by reference to Registrant's 1993 Annual Report to Shareholders, which is included as Exhibit (13) to this Form 10-K Report, at pages 24 and 25.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The answer to this Item is incorporated by reference to Registrant's 1993 Annual Report to Shareholders, which is included as Exhibit (13) to this Form 10-K Report, at pages 24 through 27.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The answer to this Item is incorporated by reference to Registrant's 1993 Annual Report to Shareholders, which is included as Exhibit (13) to this Form 10-K Report, at page 6, Report of Ernst & Young, Independent Auditors, at pages 7 through 23, and by reference to Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During applicable time periods, Registrant has not changed accountants and has had no disagreements with its accountants on accounting and financial disclosure matters.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Except for information concerning executive officers of Registrant included as an unnumbered item in Part I above, information relating to the Directors of the Registrant is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 1994. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth under the caption "Executive Compensation" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 1994. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the ownership of equity securities of the Registrant by certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 1994. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and certain related transactions is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 1994. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   Financial Statements, Financial Statement Schedules and
Exhibits:

                1.  Financial Statements

                The following consolidated financial statements of Rochester & Pittsburgh Coal Company and subsidiaries, included in the Annual Report of Registrant to its shareholders for the year ended December 31, 1993, are incorporated herein by reference in Item 8 (pages 7 through 23 and page 6):

                Consolidated balance sheets--
                  December 31, 1993, 1992, and 1991
                Statements of consolidated income--
                  Years ended December 31, 1993, 1992, and 1991
                Statements of consolidated shareholders' equity--
                  Years ended December 31, 1993, 1992, and 1991
                Statements of consolidated cash flows--
                  Years ended December 31, 1993, 1992, and 1991
                Notes to consolidated financial statements--
                  December 31, 1993
                Report of independent auditors

         The following financial information for the years 1993, 1992, and 1991 is submitted herewith.

                                                                                     Page
                                                                                     ----
                Consent of independent auditors--Ernst & Young                       27

                2.  Financial Statement Schedules

                Schedules for Rochester & Pittsburgh Coal Company and subsidiaries:

                Schedule I       --       Marketable Securities--                    29
                                           other investments
                Schedule V       --       Property, plant and equipment              30
                Schedule VI      --       Accumulated depreciation, depletion
                                          and amortization of property, plant
                                          and equipment                              31
                Schedule VIII    --       Valuation and Qualifying Accounts          32
                Schedule IX      --       Short-Term Borrowing                       33
                Schedule X       --       Supplementary income
                                          statement information                      34

               All other schedules for Rochester & Pittsburgh Coal Company and subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               3.   Exhibits

               (3)  Articles of Incorporation and By-laws

                    A.  Articles of Incorporation, as Amended.

                    Registrant's Articles of Incorporation, as amended, were filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. The Articles, as amended, are incorporated herein by reference.

                    B.  By-Laws of Registrant, as Amended.

                    Registrant's By-Laws, as amended, were filed with Registrant's Annual Report on Form 10-K dated March 30, 1989. An Amendment to the By-Laws was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. The By-Laws, as amended, are incorporated herein by reference.

                    (10)  Material Contracts

                    A.  1991 Keystone Coal Supply Agreement.

                    The 1991 Keystone Coal Supply Agreement was filed as an exhibit to Registrant's Annual Report on Form 10-K dated March 28, 1991. The Agreement is incorporated herein by reference.

                    B.  Homer City Coal Sales Agreement, as Amended.

                    The Homer City Coal Sales Agreement was filed with Registrant's Form 10 Registration Statement dated April 26, 1973. Amendments to the Homer City Coal Sales Agreement were filed with Registrant's Annual Report on Form 10-K dated March 26, 1981, and with Registrant's Annual Report on Form 10-K dated March 28, 1991. The Agreement and amendments are incorporated herein by reference.

                    Executive Compensation Plans and Arrangements

                    C. Employment and Deferred Compensation Agreement between
                       Registrant and W. G. Kegel, as Amended.

                    The Employment and Deferred Compensation Agreement between Registrant and W. G. Kegel was filed with Registrant's Annual Report on Form 10-K dated March 26, 1981. Amendments to Employment and Deferred Compensation Agreement were filed with Registrant's Annual Report on Form 10-K dated March 30, 1989. The Agreement and amendments are incorporated herein by reference.

                    D. Registrant's Key Executives Incentive Compensation Plan.

                    The Rochester & Pittsburgh Coal Company Key Executives Incentive Compensation Plan was filed with Registrant's Annual Report on Form 10-K dated March 26, 1992. The Plan is incorporated herein by reference.

                    E.  Registrant's Pension Plan, as Amended.

                    Registrant's Pension Plan was filed with Registrant's Annual Report on Form 10-K dated February 25, 1988. Amendments to the Pension Plan were filed with Registrant's Annual Report on Form 10-K dated March 29, 1990, with Registrant's Annual Report on Form 10-K dated March 28, 1991, with Registrant's Annual Report on Form 10-K dated March 26, 1992, and with Registrant's Annual Report on Form 10-K dated March 25, 1993. The Plan and amendments are incorporated herein by reference.

                    F. Employment Agreement between Registrant and T. W.
                       Garges, Jr.

                    Employment Agreement between Registrant and T. W. Garges, Jr. was filed with Registrant's Annual Report on Form 10-K dated March 30, 1989. The Agreement is incorporated herein by reference.

                    G.  Registrant's 401(k) Savings and Retirement Plan.

                    Registrant's 401(k) Savings and Retirement Plan was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. The Plan is incorporated herein by reference.

                                  H.  Employment Agreement between Registrant
                                      and Thomas W. Garges, Jr.

                                  Employment Agreement between Registrant and
                                  Thomas W. Garges, Jr., dated as of May 1,
                                  1992, was filed with Registrant's Annual
                                  Report on Form 10-K dated March 25, 1993.
                                  The Agreement is incorporated herein by
                                  reference.

                                  I.  Asset Purchase Agreement Between
                                      Bethlehem Steel Corporation and Lucerne
                                      Land Company.

                                  The Asset Purchase Agreement between
                                  Bethlehem Steel Corporation and Lucerne Land
                                  Company, dated December 20, 1992, was filed with Registrant's Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.

                                  J.  Asset Purchase Agreement Between
                                      BethEnergy Mines Inc. and Lucerne Land
                                      Company.

                                  The Asset Purchase Agreement between
                                  BethEnergy Mines Inc. and Lucerne Land
                                  Company dated December 10, 1992 was filed with Registrant's Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.

                                  K.  Asset Purchase Agreement between
                                      Bethlehem Steel Corporation and
                                      Eighty-Four Mining Company.

                                  The Asset Purchase Agreement between
                                  Bethlehem Steel Corporation and Eighty-Four
                                  Mining Company dated December 10, 1992 was filed with Registrant's Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.

                                  L.  Asset Purchase Agreement between
                                      BethEnergy Mines Inc. and Eighty-Four
                                      Mining Company.

                                  The Asset Purchase Agreement between
                                  BethEnergy Mines Inc. and Eighty-Four Mining
                                  Company dated December 10, 1992 was filed with Registrant's Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.

                      (13)  Annual Report To Security Holders

                      The following sections of the accompanying
                      Rochester & Pittsburgh Coal Company Annual Report 1993, [filed as Exhibit (13) to this Annual Report on Form 10-K] comprising the respective pages indicated in parentheses, are incorporated herein by reference:

                      (i) Market for Registrant's Common Equity and Related Stockholder Matters (page 28).


                      (ii)   Selected Financial Data (pages 24 and 25).

                      (iii) Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (pages 24 through 27).

                      (iv) Financial Statements and Supplementary Data (page 6, Report of Ernst & Young, Independent Auditors, and pages 7 through
                             23).

                      Except as expressly incorporated by reference, the accompanying Rochester & Pittsburgh Coal Company Annual Report 1993 is not to be deemed filed herewith.

                      (21)  Subsidiaries of the Registrant

                      Registrant's list of subsidiaries [filed as Exhibit (21) to this Annual Report on Form 10-K].

           (b)    Reports on Form 8-K:

                  None.

           (c)    Exhibits to this Form 10-K:

                                                                           Page
                                                                           ----
                  Exhibit (13)  --   Annual Report to
                                     Shareholders for 1993                   41

                  Exhibit (21)  --   Subsidiaries of Registrant              73

           (d)    Financial Statement Schedules
                                                                        Page
                                                                        ----
                  Schedule I    --  Marketable Securities--
                                    other investments                     29

                  Schedule V    --  Property, plant and
                                    equipment                             30

                  Schedule VI   --  Accumulated depreciation,
                                    depletion and amortization
                                    of property, plant and
                                    equipment                             31

                  Schedule VIII --  Valuation and Qualifying
                                    Accounts                              32

                  Schedule IX   --  Short-term borrowing                  33

                  Schedule X    --  Supplementary income statement
                                    information                           34

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCHESTER & PITTSBURGH COAL COMPANY



                                        By:  THOMAS W. GARGES, JR.
                                             Thomas W. Garges, Jr.,
                                             President and Chief
                                             Executive Officer

Date:  March 24, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    SIGNATURE                     TITLE                               DATE
    ---------                     -----                               ----
THOMAS W. GARGES, JR.             President and Chief            March 24, 1994
Thomas W. Garges, Jr.                Executive Officer
                                     (Principal Executive Officer)



GEORGE M. EVANS                   Vice President and             March 24, 1994
George M. Evans                      Treasurer
                                     (Principal Financial Officer)
                                     (Principal Accounting Officer)


WILLIAM G. KEGEL                  Chairman of the Board          March 24, 1994
William G. Kegel                      of Directors



PETER ISELIN                      Vice President--Finance        March 24, 1994
Peter Iselin                          and Director



DAVID H. DAVIS                    Director                       March 24, 1994
David H. Davis



COLUMBUS O'D. ISELIN, JR.         Director                       March 24, 1994
Columbus O'D. Iselin, Jr.

Norman S. Smith                   Director                       March 24, 1994
Norman S. Smith


JOHN J. SCHRODER, JR.             Director                       March 24, 1994
John L. Schroder, Jr.



O'DONELL ISELIN II                Director                       March 24, 1994
O'Donnell Iselin II



L. BLAINE GRUBE                   Director                       March 24, 1994
L. Blaine Grube



GORDON B. WHELPLEY, JR.           Director                       March 24, 1994
Gordon B. Whelpley, Jr.



THOMAS M. HYNDMAN, JR.            Director                       March 24, 1994
Thomas M. Hyndman, Jr.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a)(1) and (2) and ITEM 14(c) and (d)

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                      ROCHESTER & PITTSBURGH COAL COMPANY

                             INDIANA, PENNSYLVANIA

ERNST & YOUNG    One Oxford Centre                         Phone:  412-644-7800
                 Pittsburgh, Pennsylvania  15222





                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Rochester & Pittsburgh Coal Company

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Rochester & Pittsburgh Coal Company and subsidiaries of our report dated March 11, 1994, included in the 1993 Annual Report to Shareholders of Rochester & Pittsburgh Coal Company and subsidiaries.

Our audits also included the financial statement schedules of Rochester & Pittsburgh Coal Company listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                        ERNST & YOUNG
                                        Ernst & Young



March 11, 1994

                         FINANCIAL STATEMENT SCHEDULES

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                               DECEMBER 31, 1993

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                               December 31, 1993

                             (Dollars in thousands)

COL. A.                               COL. B.               COL. C.            COL. D.              COL. E.
- --------------------------            ------------          ------------       ------------         -------------------
                                      Number                                                        Amount at Which
                                      of Shares                                                     Each Portfolio
                                      or Units -                               Market               of Equity Security
                                      Principal                                Value of             Issues and Each
                                      Amount                                   Each Issue           Other Security
Name of Issuer                        of Bonds              Cost of            at Balance           Issue Carried in
Title of Each Issue                   and Notes             Each Issue         Sheet Date           the Balance Sheet
- --------------------------            ------------          ------------       ------------         -------------------
SHORT-TERM INVESTMENTS

  Obligations of the U.S.
   Gov't. and its Agencies            $      1,000          $      1,000       $      1,016         $             1000

INVESTMENT IN MARKETABLE SECURITIES

  Obligations of the U.S.  Gov't.
   and its Agencies                   $     20,741          $     20,875       $     21,716         $           20,779

  Corporate Bonds:
    Industrials                       $      2,500                 2,609              2,625                      2,587
    Finance/Industrial                $      3,000                 3,189              3,175                      3,182
    Finance/Institutional             $      4,500                 4,719              4,643                      4,694
    Other                             $      3,000                 2,648              2,703                      2,613

  Stock:
    Preferred                              121,000  shs.           3,052              3,328                      3,052
    Common:
      Finance/Utilities                     53,000  shs.           1,595              1,666                      1,595
      Transportation                        14,000  shs.             374                592                        374
      Consumer Staples                      22,000  shs.           1,123              1,179                      1,123
      Health Care                           37,000  shs.           1,595              1,533                      1,595
      Service                               15,000  shs.             799                884                        799
      Other                                  1,000  shs.              38                 58                         38

  Other                               $        300                   300                314                        300
                                                            ------------       ------------         ------------------
                                                            $     42,916       $     44,416         $           42,731
                                                            ============       ============         ==================

FUNDING FOR WORKERS' COMPENSATION (Balance sheet caption includes $4,729 in cash)

  Obligations of the U.S. Gov't.
   and its Agencies                   $     19,750          $     20,734       $     21,538         $           20,517
                                                            ============       ============         ==================

FUNDING FOR MINE CLOSING RESERVES (Balance sheet caption includes $2,745 in cash)

  Obligations of the U.S. Gov't.
   and its Agencies                   $     13,500          $     14,091       $     14,716         $           13,910
                                                            ============       ============         ==================

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

             ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

COL. A                           COL. B          COL. C             COL. D            COL. E               COL. F
- -----------------------------   ---------        ---------          -----------    --------------         ---------
                                Balance at                                         Other Changes-          Balance
                                Beginning        Additions                         Add (Deduct)-           at End
Classification                  of Period        at Cost            Retirements      Describe             of Period
- -----------------------------   ---------        ---------          -----------    --------------         ---------
Year ended December 31, 1993:

  Coal and surface lands        $  87,431        $      14          $        37     $          --         $  87,408

  Plant and equipment             208,215            6,361  (1)           7,332                --           207,244

  Mine development                     --           23,141  (3)              --                --            23,141

  Construction in progress          1,427           23,347  (2)              --                --            24,774
                                ---------        ---------          -----------      ------------         ---------
                                $ 297,073        $  52,863          $     7,369      $         --         $ 342,567
                                =========        =========          ===========      ============         =========

Year ended December 31, 1992:

  Coal and surface lands        $  39,431        $  48,228          $       228      $         --         $  87,431

  Plant and equipment             188,955           29,867  (1)          10,607                --           208,215

  Construction in progress          2,078             (651) (2)              --                --             1,427
                                ---------        ---------          -----------      ------------         ---------
                                $ 230,464        $  77,444          $    10,835      $         --         $ 297,073
                                =========        =========          ===========      ============         =========

Year ended December 31, 1991:

  Coal and surface lands        $  39,858        $   1,201          $         2      $     (1,626) (4)    $  39,431
  Plant and equipment             223,986           31,777  (1)          25,424           (43,484) (4)      188,955

  Construction in progress          5,468           (3,308) (2)              --               (82) (4)        2,078
                                ---------        ---------          -----------      ------------         ---------
                                $ 269,312        $  29,670          $    25,426      $    (41,384)        $ 230,464
                                =========        =========          ===========      ============         =========

(1) Additions related principally to the purchase of and expansion and equipping of mines, and for the 1992 purchase of the Mine No. 84 properties.
(2)   Represents net change for the year.
(3) Represents cost of development net of sales revenue from coal produced incidental to development, and includes $3,993 of depreciation charged to capitalized development.
(4) Property, plant, and equipment included in the sale of The Florence Mining Company in October, 1991.

      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION

                       OF PROPERTY, PLANT, AND EQUIPMENT

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)



COL. A                         COL. B            COL. C             COL. D            COL. E               COL. F
- -----------------------------  ---------         ----------         -----------       -------------       ----------
                                                 Additions
                               Balance at        Charged to                           Other Changes-       Balance
                               Beginning         Costs and                            Add (Deduct)-        at End
Description                    of Period         Expenses           Retirements         Describe           of Period
- -----------------------------  ---------         ----------         -----------       -------------       ----------
Year ended December 31, 1993:

  Allowances for depletion     $  14,522      $        303          $      --         $     --            $   14,825

  Allowances for depreciation    134,572            13,830  (1)         6,678               --               141,724

  Accumulated amortization         3,005                 4                 --               --                 3,009
                               ---------      ------------          ---------         --------            ----------
                               $ 152,099      $     14,137          $   6,678         $     --            $  159,558
                               =========      ============          =========         ========            ==========

Year ended December 31, 1992:

  Allowances for depletion     $  14,136      $        386          $      --         $     --            $   14,522

  Allowances for depreciation    134,640            10,353             10,421               --               134,572

  Accumulated amortization         2,999                 6                 --               --                 3,005
                               ---------         ---------          ---------         --------            ----------
                               $ 151,775      $     10,745          $  10,421         $     --            $  152,099
                               =========      ============          =========         ========            ==========

Year ended December 31, 1991:

  Allowances for depletion     $  14,177      $        501          $      --         $   (542) (2)       $   14,136

  Allowances for depreciation    156,344            12,047             11,190          (22,561) (2)          134,640

  Accumulated amortization         2,872               127                 --               --                 2,999
                               ---------      ------------          ---------         --------            ----------
                               $ 173,393      $     12,675          $  11,190         $(23,103)           $  151,775
                               =========      ============          =========         ========            ==========


(1) Includes $3,993 of depreciation charged to Mine No. 84 capitalized development costs.
(2) Accumulated depreciation and depletion included in the sale of The Florence Mining Company in October, 1991.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)


        COL. A                            COL. B                    COL. C                        COL. D              COL. E
- -----------------------------          ------------      ----------------------------------      -------------      ----------
                                                                   ADDITIONS
                                                         ----------------------------------
                                                          Col. 1            Col. 2
                                        Balance at        Charged to        Charged to                              Balance at
                                        Beginning         Costs and         Other Accounts-      Deductions-        End of
Description                             of Period         Expenses          Describe             Describe           Period
- -----------------------------          ------------      ------------       ---------------      -------------      ----------
Year ended December 31, 1993:

   Reserves:
    Mine closing reserve               $     17,124      $        621       $     1,051  (1)     $    640  (2)      $  18,156
                                       ============      ============       ===========          ========           =========
   Surface mine reclamation
    reserve                            $        569      $        613       $        --          $    191  (2)      $     991
                                       ============      ============       ===========          ========           =========
   Deducted from asset accounts:
     Deferred income tax valuation
       allowance                       $         --      $      4,498       $        --          $     --           $   4,498
                                       ============      ============       ===========          ========           =========
Year ended December 31, 1992:

   Reserves:
     Mine closing reserve              $     13,243      $      1,371       $     2,557  (4)     $     47  (2)      $  17,124
                                       ============      ============       ===========          ========           =========
   Surface mine reclamation
    reserve                            $      1,241      $        133       $        --          $    805  (2)      $     569
                                       ============      ============       ===========          ========           =========

Year ended December 31, 1991:

   Reserves:
    Mine closing reserve               $     23,156      $        782        $    1,588  (1)     $ 12,283  (3)      $  13,243
                                       ============      ============       ===========          ========           =========
   Surface mine reclamation
    reserve                            $        990      $      1,012        $       --          $    761  (2)      $   1,241
                                       ============      ============       ===========          ========           =========

(1)  Interest earned on funds invested to meet reserve requirements.
(2)  Expense incurred to satisfy previously reserved requirements.
(3) Deductions from the mine closing reserve in 1991 include $1,325 of expenses incurred to satisfy previously reserved requirements and $10,958 related to the sale of The Florence Mining Company in October, 1991.
(4) Of this amount, $1,057 represents interest earned on funds invested to meet reserve requirements, and $1,500 represents estimated mine closing obligations assumed with the purchase of Mine No. 84 properties in December 1992.

                      SCHEDULE IX - SHORT-TERM BORROWINGS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)



COL. A                           COL. B         COL. C         COL. D            COL. E         COL. F
- ----------------------------    ---------      ---------    --------------     -------------   -------------
                                                               Maximum           Average        Weighted
                                               Weighted        Amount            Amount         Average
                                 Balance        Average      Outstanding       Outstanding     Interest Rate
Category of Aggregate           at End of      Interest       During the        During the      During the
Short-term Borrowings            Period         Rate            Period          Period (2)      Period (3)
- ----------------------------    ---------      ---------    --------------     -------------   -------------
Year ended December 31, 1993
  Notes payable to bank (1)     $     -0-        --         $   8,875,000      $  3,934,000         6.0%


Year ended December 31, 1992
  Notes payable to bank (1)           -0-        --             8,950,000         3,160,000         6.3%


Year ended December 31, 1991
  Notes to payable to bank (1)        -0-        --             9,100,000         1,977,000         8.6%


(1) Notes payable to bank represent borrowings under a line of credit borrowing arrangement which is in effect until September 30, 1995. Thereafter, annual extensions may be requested.

(2) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by 360.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)


                COL. A                                          COL. B
- ------------------------------------------     --------------------------------------------
                 Item                                   Charges to Costs and Expenses
- ------------------------------------------     --------------------------------------------
                                                            Year ended December

                                                     1993              1992              1991
                                                     ----              ----              ----
Maintenance and repairs                        $     10,186      $     14,232      $     16,994

Taxes other than payroll and income taxes
 Federal black lung excise tax                 $      3,292      $      5,667      $      6,446
 Other                                         $      2,209      $      2,240      $      2,742



     Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, royalties, and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.

                     SECURITIIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549




                                   EXHIBITS
                                      to
                                  FORM 10-K

                                Annual Report

                                    Under

                     The Securities Exchange Act of 1934




                     ROCHESTER & PITTSBURGH COAL COMPANY

            (Exact name of registrant as specified in its charter)

3.      Exhibits                                             Page

        (13)    Annual Report to Shareholders for 1993

        (21)    Subsidiaries of Registrant