Form 10-Q
period 1994-03-31
ROCHESTER & PITTSBURGH COAL CO
filed 1994-05-13
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to --------------

                           Commission File No. 0-7181

                      ROCHESTER & PITTSBURGH COAL COMPANY
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   25-0761480
(State or other jurisdiction of                     (I.R.S. Employer Iden-
incorporation or organization)                          tification No.)

655 Church Street, Indiana, Pennsylvania                   15701
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  412/349-5800

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes   x      No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994. 3,438,775 shares.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (Amounts in thousands, except for outstanding shares and per share amounts)


                                                                                         Three Months Ended
                                                                                               March 31
                                                                                   ------------------------------
                                                                                   1994                      1993
                                                                                   ----                      ----
Production Tonnage                                                                   1,401                      1,459
                                                                               ===========                ===========
Sales Tonnage                                                                        1,438                      1,491
                                                                               ===========                ===========
Sales                                                                          $    52,474                $    51,905

Other Income:
  Interest and dividends                                                               727                      1,136
  Net investment gains                                                                 417                        601
  Miscellaneous                                                                        665                        419
                                                                               -----------                -----------
                                                                                    54,283                     54,061
Costs and Expenses:
  Cost of sales                                                                     47,295                     44,855
  Depreciation, depletion, and amortization                                          2,848                      3,096
  Selling, general, and administrative                                               1,910                      2,025
  Interest                                                                             436                        267
  Miscellaneous                                                                        426                        492
  Postretirement benefit costs for certain
   operations                                                                          -0-                      2,678
                                                                               -----------                -----------
                                                                                    52,915                     53,413
                                                                               -----------                -----------

  Income before income taxes and cumulative
   effect of change in accounting for income
   taxes                                                                             1,368                        648
Income Taxes                                                                           802                         60
                                                                               -----------                -----------
  Net income before cumulative effect of
   change in accounting for income taxes                                               566                        588
Cumulative effect to January 1, 1993 of
 change in accounting for income taxes                                                 -0-                      4,709
                                                                               -----------                -----------

    Net Income                                                                 $       566                $     5,297
                                                                               ===========                ===========

Income Per Share:
  Net income before cumulative effect of
   change in accounting for income taxes                                       $       .16                $       .17
  Cumulative effect to January 1, 1993 of
   change in accounting for income taxes                                               -0-                       1.37
                                                                               -----------                -----------

Net Income Per Share                                                           $       .16                $      1.54
                                                                               ===========                ===========

Average shares outstanding used in the
 computation of per share amounts                                                3,438,669                  3,443,098

Shares issued and outstanding at March 31                                        3,438,275                  3,443,608

Cash dividends declared per share                                              $       .30                $       .30



     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  March 31               December 31
                                                                                  --------               -----------
                                                                                   1994                      1993
                                                                                   ----                      ----
                    ASSETS
                    ------

Current Assets
  Cash and cash equivalents                                                     $     13,480               $    22,737
  Short-term investments                                                               2,762                     1,000
  Receivables                                                                         28,701                    20,704
  Inventories and other current assets                                                13,718                    12,606
  Deferred income taxes                                                                1,516                     1,822
                                                                                ------------               -----------
    Total Current Assets                                                              60,177                    58,869

Other Assets
  Investment in marketable securities                                                 33,528                    42,731
  Funding for:
    Workers' compensation benefits                                                    28,251                    25,246
    Mine closing reserves                                                             16,999                    16,655
  Noncurrent receivables                                                               4,911                     6,710
  Deferred income taxes                                                               10,037                    10,257
  Miscellaneous                                                                       13,266                    13,407
                                                                                ------------               -----------
                                                                                     106,992                   115,006

Property, plant, and equipment                                                       356,978                   342,567
Less allowances for depreciation, depletion,
 and amortization                                                                    163,289                   159,558
                                                                                ------------               -----------
                                                                                     193,689                   183,009
                                                                                ------------               -----------
                                                                                $    360,858               $   356,884
                                                                                ============               ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                                              $      9,372               $    13,745
  Accrued liabilities                                                                 17,473                    11,727
  Current maturities of long-term debt                                                 1,556                     2,372
                                                                                ------------               -----------
    Total Current Liabilities                                                         28,401                    27,844

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                                                      38,647                    37,433
  Mine closing reserves                                                               18,586                    18,156
  Other postretirement benefits                                                       20,938                    20,500
  Deferred income taxes                                                                3,084                     2,511
  Miscellaneous                                                                        9,514                    10,191
  Long-term debt (less current maturities)                                            31,613                    29,455
                                                                                ------------               -----------
                                                                                     122,382                   118,246

Shareholders' Equity
  Common stock issued, 3,989,121 shares                                               59,837                    59,837
  Capital in excess of stated value                                                  133,170                   133,176
  Retained earnings                                                                   44,985                    45,723
                                                                                ------------               -----------
                                                                                     237,992                   238,736
  Less treasury stock at cost - 550,346 and
   550,846 shares                                                                     27,917                    27,942
                                                                                ------------               -----------
                                                                                     210,075                   210,794
                                                                                ------------               -----------
                                                                                $    360,858               $   356,884
                                                                                ============               ===========


     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                        ------------------------------
                                                                                        1994                      1993
                                                                                        ----                      ----
OPERATING ACTIVITIES
  Net income                                                                         $     566                 $   5,297
  Adjustments for non-cash items                                                         3,388                      (914)
  Changes in certain assets and liabilities
   (using) or providing cash                                                            (5,941)                    4,306
                                                                                     ---------                 ---------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                                                       (1,987)                    8,689
                                                                                     ---------                 ---------

INVESTING ACTIVITIES
  Proceeds from sale of investments                                                      9,295                    13,663
  Acquisition of investments                                                            (1,515)                  (12,684)
  Acquisition of property, plant, and equipment                                        (13,481)                   (6,874)
  Proceeds from sale of property, plant, and
   equipment                                                                               165                         6
                                                                                     ---------                 ---------
      NET CASH (USED IN) INVESTING ACTIVITIES                                           (5,536)                   (5,889)
                                                                                     ---------                 ---------

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                          39,925                    19,950
  Payments on long-term debt                                                           (38,583)                  (18,226)
  Cash dividends paid                                                                   (3,095)                   (3,098)
  Treasury stock issued                                                                     19                        68
                                                                                     ---------                 ---------
      NET CASH (USED IN) FINANCING ACTIVITIES                                           (1,734)                   (1,306)
                                                                                     ---------                 ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                      (9,257)                    1,494

  Cash and cash equivalents at beginning of year                                        22,737                    27,400
                                                                                     ---------                 ---------

      CASH AND CASH EQUIVALENTS AT MARCH 31                                          $  13,480                 $  28,894
                                                                                     =========                 =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                                      $     305                 $     201
                                                                                     =========                 =========

  Income taxes paid                                                                  $    (455)                $     433
                                                                                     =========                 =========



     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1994


Note A - Basis for Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1993.


Note B - Investments

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. There was no cumulative effect as of January 1, 1994 of adopting Statement 115. The opening balance of shareholders' equity was increased by $1,081,000 (net of $619,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for- sale previously carried at the lower of amortized cost or market.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income. All of the securities included in the funding for workers' compensation benefits and mine closing reserves are currently designated as held-to-maturity.

         Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gain and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for- sale are included in investment income. The securities comprising short-term investments and investment in marketable securities are classified as available-for-sale.

         The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                Available-for-Sale Securities
                                  ------------------------------------------------------------
                                                     Gross            Gross          Estimated
                                                   Unrealized       Unrealized         Fair
(In Thousands)                      Cost             Gains           Losses           Value
March 31, 1994                    --------         --------         --------         ---------
U.S. government and agencies      $ 17,274         $    434         $    311         $ 17,397
Corporate securities                12,491               21              368           12,144
Other debt securities                  300                9              -0-              309
                                  --------         --------         --------         --------
  Total debt securities             30,065              464              679           29,850
Equity securities                    6,301              475              336            6,440
                                  --------         --------         --------         --------
                                  $ 36,366         $    939         $  1,015         $ 36,290
                                  ========         ========         ========         ========

                                                 Held-to-Maturity Securities
                                  ------------------------------------------------------------
                                                     Gross            Gross          Estimated
                                                   Unrealized       Unrealized         Fair
(In Thousands)                      Cost             Gains           Losses            Value
March 31, 1994                    --------         --------         --------         ---------
U.S. government and agency
 securities                       $ 34,568         $    750         $    248         $ 35,070
                                  ========         ========         ========         ========

                                                 Available-for-Sale Securities
                                  ------------------------------------------------------------
                                                     Gross            Gross          Estimated
                                                   Unrealized       Unrealized         Fair
(In Thousands)                      Cost             Gains           Losses            Value
December 31, 1993                 --------         --------         --------         ---------
U.S. government and agencies      $ 21,779         $    947         $     33         $ 22,693
Corporate securities                11,513               56               68           11,501
Other debt securities                1,863               95              -0-            1,958
                                  --------         --------         --------         --------
  Total debt securities             35,155            1,098              101           36,152
Equity securities                    8,576              771              121            9,226
                                  --------         --------         --------         --------
                                  $ 43,731         $  1,869         $    222         $ 45,378
                                  ========         ========         ========         ========

                                                Held-to-Maturity Securities
                                  ---------------------------------------------------------
                                                     Gross            Gross          Estimated
                                                   Unrealized       Unrealized         Fair
(In Thousands)                      Cost             Gains           Losses            Value
December 31, 1993                 --------         --------         --------         ---------
U.S. government and agency
 securities                       $ 34,427         $  1,847         $     20         $ 36,254
                                  ========         ========         ========         ========

         In 1994, the gross realized gains on sales of available-for-sale securities totaled $443,000, the gross realized losses totaled $26,000, and the net adjustment for unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $(1,130,000).

         The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                     Estimated
                                                                                       Fair
(In Thousands)                                                        Cost             Value
AVAILABLE-FOR-SALE                                                  --------         ---------
Due in one year or less                                             $  2,727         $  2,762
Due after one year through three years                                12,742           12,928
Due after three years                                                 14,596           14,160
                                                                    --------         --------
                                                                      30,065           29,850
Equity securities                                                      6,301            6,440
                                                                    --------         --------
                                                                    $ 36,366         $ 36,290
                                                                    ========         ========

HELD-TO-MATURITY
Due in one year or less                                             $  2,251         $  2,271
Due after one year through three years                                11,121           11,291
Due after three years                                                 21,196           21,508
                                                                    --------         --------
                                                                    $ 34,568         $ 35,070
                                                                    ========         ========


Note C - Postemployment Benefits

         All companies were required to adopt as of January 1, 1994 Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that the benefits provided by employers to former or inactive employees, their beneficiaries, and covered dependents after active employment but before retirement be accrued over the employees' service period or at the time of an event which gives rise to the obligation for such benefits, as appropriate. The Company has accounted for these benefits in that manner prior to the issuance of FASB No. 112 and therefore, the Company's adoption of this statement does not have a material impact on income.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL POSITION
                                 March 31, 1994




The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying Consolidated Condensed Statements of Income and
(2) financial position since December 31, 1993:


Results of Operations

         A substantial portion of the Company's sales revenue is derived through sales made by subsidiaries under two long-term coal sales agreements. Sales prices are based on the cost of production plus profit determined under formulas providing for incentives for reduced costs.

         While production and sales tonnage is down slightly compared to 1993, production costs were significantly higher. The effect of the seven-month coal strike, which was settled on December 16, 1993, continued through the first quarter of 1994 by delaying the timely start-up of two new mines, development of new areas in a third mine, and the installation of a portal facility at an existing mine. The inability to have these facilities efficiently operating as scheduled has resulted in reduced production and increased costs during the first quarter of 1994. The record setting cold temperatures and heavy snowfall during January and February created many weather related outages and caused abnormally high absenteeism. This also resulted in increased costs and further reduced production by delaying the start-up of the new facilities.

         The Company's subsidiary, Helvetia Coal Company, and the Homer City Station Owners have agreed upon a Letter of Intent outlining terms for a new fixed-price coal sales agreement which will replace the existing agreement to supply coal to the Homer City Generating Station. The Letter is in the process of being executed by the parties. It is the intention of the parties to negotiate a definitive agreement based on the Letter of Intent by the third quarter of this year. The new agreement will provide for deliveries by Helvetia totaling 16 million tons through 2003 at an initial rate of 1.8 million tons per year.

         Interest and dividend income decreased in the first quarter of 1994 due to lower average amounts invested as a result of the utilization of internally generated funds for the rehabilitation and development of Mine No. 84 while the increase in miscellaneous income was primarily due to foreign exchange gains experienced at the Company's Canadian subsidiary.

         Depreciation expense continued to decrease in 1994 due to the utilization of operating leases for certain mining equipment requirements in recent years. Interest expense was higher in 1994 than in 1993 due to increased amounts borrowed primarily to fund receivables which were deferred during the strike in accordance with the terms of Keystone's long-term coal supply agreement. Selling, general, and administrative and miscellaneous expenses declined in the first quarter of 1994 as a result of additional cost reduction programs implemented in the second half of 1993.

         As previously discussed, income before income taxes for the first quarter of 1993 was reduced by a charge for the entire past service liability for retiree medical and life insurance benefits for certain operations with limited projected future activity.

         The Company's effective income tax rate for 1994 was 59% compared to 9% for 1993. The increase in the 1994 effective tax rate over statutory tax rates results from the temporary differences between financial and income tax reporting created principally by Eighty-Four Mining Company's mine development expenditures and the inability to carryback or carryforward tax deductions in excess of current year income for Pennsylvania income tax reporting purposes. In addition, these excess deductions cannot be offset against state taxable income of other subsidiaries. Federal and Pennsylvania deferred tax liabilities are required to be provided for these expenditures even though no benefit is being realized for Pennsylvania income tax reporting. These higher effective income tax rates are expected to continue through 1996 when Eighty-Four Mining Company's mine development will be substantially completed. The lower than normal tax rate for 1993 was due to deductions for postretirement benefit costs at certain operations at full statutory rates.

         The rehabilitation and development of Eighty-Four Mining Company operations, which are expected to more than double the present annual production capacity of the Company, are projected to continue into 1997. Thus, costs incurred net of sales revenue from coal produced incidental to development will continue to be capitalized. Such amounts are projected to
total $100 million through 1996.   Development mining commenced in April, 1994.


Liquidity and Capital Resources

         The Company's current ratio and working capital at March 31, 1994 remained comparable to year-end levels. The decrease in cash and investments primarily reflects the use of internal funds for the continued rehabilitation of Mine No. 84, while the increase in receivables is due to the return to normal production and sales levels for operations affected by the UMWA strike.

         Eighty-Four Mining Company has a commitment in place for the lease of the first longwall mining system to be operational in the third quarter of 1995. In addition, agreements for total borrowings in the amount of $85 million are in the final stages of documentation.

         Keystone and Helvetia have combined borrowing limits of $44 million. Approximately $12 million of this capacity has been utilized to fund receivables which were deferred during the strike in accordance with the terms of Keystone's long-term coal supply agreement. The receivable will be collected ratably through 1995. Under terms of their existing long-term coal sales agreements, Keystone's and Helvetia's debt is to be repaid from funds generated by depreciation and amortization. As of March 31, 1994, a combined total of $14.5 million of funds were available under the respective debt agreements. Helvetia Coal Company will require increased debt in the near future to fund both existing and planned operations. It is expected that amendments to Helvetia's existing debt agreements will be made to increase amounts available for borrowing once negotiations with its customers for a new fixed-price sales agreement conclude successfully.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES


                          PART II:  OTHER INFORMATION

Item 5:  Other Information

                 Registrant's subsidiary, Helvetia Coal Company, ("Helvetia") and the Homer City Station Owners, (the "Owners") have agreed upon the terms of a Letter of Intent outlining terms of a new fixed-price coal sales agreement to replace the existing agreement to supply coal to the Homer City Generating
Station.   The letter is in the process of being executed by the parties.
Helvetia and the Owners intend to negotiate a definitive agreement pursuant to terms of the Letter of Intent by the third quarter of 1994. The new agreement will provide for deliveries by Helvetia in the aggregate of 16 million tons of coal through 2003 at an initial rate of 1.8 million tons per year.

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROCHESTER & PITTSBURGH COAL COMPANY



                                           THOMAS W. GARGES, JR.
                                           Thomas W. Garges, Jr.
                                    President and Chief Executive Officer



                                              GEORGE M. EVANS
                                              George M. Evans
                                      Vice President and Treasurer



Date:  May 13, 1994