Form 10-Q
period 1994-06-30
ROCHESTER & PITTSBURGH COAL CO
filed 1994-08-12
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                          Commission File No. 0-7181

                      ROCHESTER & PITTSBURGH COAL COMPANY
            (Exact name of registrant as specified in its charter)

          Pennsylvania                           25-0761480
(State or other jurisdiction of            (I.R.S. Employer Iden-
incorporation or organization)                 tification No.)

655 Church Street, Indiana, Pennsylvania               15701
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  412/349-5800

                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  / x /      No  /   /

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994. 3,438,775 shares.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (Amounts in thousands, except for outstanding shares and per share amounts)

                                                           Three Months Ended                      Six Months Ended
                                                                 June 30                                 June 30
                                                      ------------------------------          -----------------------------
                                                          1994                1993                1994               1993
                                                          ----                ----                ----               ----
Production Tonnage                                         1,378               1,013               2,779              2,472
                                                      ==========          ==========          ==========         ==========
Sales Tonnage                                              1,526               1,133               2,964              2,624
                                                      ==========          ==========          ==========         ==========

Sales                                                 $   55,243          $   44,829          $  107,717         $   96,734

Other Income:
  Interest and dividends                                     677               1,189               1,404              2,325
  Net investment gains (losses)                             (141)                588                 276              1,189
  Miscellaneous                                              615                 528               1,279                947
                                                      ----------          ----------          ----------         ----------
                                                          56,394              47,134             110,676            101,195
Costs and Expenses:
  Cost of sales                                           49,264              39,609              96,559             84,530
  Depreciation, depletion, and
   amortization                                            3,005               2,732               5,853              5,828
  Selling, general, and
   administrative                                          1,818               2,019               3,728              3,978
  Interest                                                   488                 235                 924                502
  Miscellaneous                                              218                 682                 643              1,174
  Postretirement benefit costs
   for certain operations                                     --                  --                  --              2,678
                                                      ----------          ----------          ----------         ----------
                                                          54,793              45,277             107,707             98,690
                                                      ----------          ----------          ----------         ----------
    Income before income taxes and
     cumulative effect of change in
     accounting for income taxes                           1,601               1,857               2,969              2,505

Income Taxes                                                 299                 490               1,101                550
                                                      ----------          ----------          ----------         ----------
    Net income before cumulative
     effect of change in accounting
     for income taxes                                      1,302               1,367               1,868              1,955
Cumulative effect to January 1, 1993
 of change in accounting for income
 taxes                                                        --                  --                  --              4,709
                                                      ----------          ----------          ----------         ----------
     Net Income                                       $    1,302          $    1,367          $    1,868         $    6,664
                                                      ==========          ==========          ==========         ==========

Income Per Share:
  Net income before cumulative
   effect of change in accounting
   for income taxes                                   $      .38          $      .40          $      .54         $      .57
  Cumulative effect to January 1,
   1993 of change in accounting
   for income taxes                                           --                  --                  --               1.37
                                                      ----------          ----------          ----------         ----------
    Net Income Per Share                              $      .38          $      .40          $      .54         $     1.94
                                                      ==========          ==========          ==========         ==========

Average shares outstanding used
 in the computation of per share
 amounts                                               3,438,775           3,442,846           3,438,723          3,442,971

Shares issued and outstanding at
 June 30                                               3,438,775           3,438,275           3,438,775          3,438,275

Cash dividends declared per share                     $      .30          $      .30          $      .60         $      .60

     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   June 30                 December 31
                                                                                    1994                       1993
                                                                                ------------               -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                                                     $     20,104               $    22,737
  Short-term investments                                                               2,207                     1,000
  Receivables                                                                         26,385                    20,704
  Inventories and other current assets                                                18,438                    12,606
  Deferred income taxes                                                                1,454                     1,822
                                                                                ------------               -----------
    Total Current Assets                                                              68,588                    58,869

Other Assets
  Investment in marketable securities                                                 30,863                    42,731
  Funding for:
    Workers' compensation benefits                                                    28,676                    25,246
    Mine closing reserves                                                             17,456                    16,655
  Noncurrent receivables                                                               3,059                     6,710
  Deferred income taxes                                                                6,970                    10,257
  Miscellaneous                                                                       15,933                    13,407
                                                                                ------------               -----------
                                                                                     102,957                   115,006

Property, plant, and equipment                                                       371,305                   342,567
Less allowances for depreciation, depletion,
 and amortization                                                                    166,407                   159,558
                                                                                ------------               -----------
                                                                                     204,898                   183,009
                                                                                ------------               -----------
                                                                                $    376,443               $   356,884
                                                                                ============               ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                                              $     10,129               $    13,745
  Accrued liabilities                                                                 18,282                    11,727
  Current maturities of long-term debt                                                 1,860                     2,372
                                                                                ------------               -----------
    Total Current Liabilities                                                         30,271                    27,844

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                                                      39,623                    37,433
  Mine closing reserves                                                               19,035                    18,156
  Other postretirement benefits                                                       19,961                    20,500
  Deferred income taxes                                                                3,145                     2,511
  Miscellaneous                                                                        9,623                    10,191
  Long-term debt (less current maturities)                                            44,503                    29,455
                                                                                ------------               -----------
                                                                                     135,890                   118,246

Shareholders' Equity
  Common stock issued, 3,989,121 shares                                               59,837                    59,837
  Capital in excess of stated value                                                  133,170                   133,176
  Retained earnings                                                                   45,192                    45,723
                                                                                ------------               -----------
                                                                                     238,199                   238,736
  Less treasury stock at cost - 550,346 and
   550,846 shares                                                                     27,917                    27,942
                                                                                ------------               -----------
                                                                                     210,282                   210,794
                                                                                ------------               -----------
                                                                                $    376,443               $   356,884
                                                                                ============               ===========


     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                              Six Months Ended
                                                                                                   June  30
                                                                                     -----------------------------------
                                                                                        1994                      1993
                                                                                        ----                      ----
OPERATING ACTIVITIES
  Net income                                                                         $   1,868                 $   6,664
  Adjustments for non-cash items                                                         9,474                     1,895
  Changes in certain assets and liabilities
   (using) or providing cash                                                            (5,839)                   13,072
                                                                                     ---------                 ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          5,503                    21,631
                                                                                     ---------                 ---------

INVESTING ACTIVITIES
  Proceeds from sale of investments                                                     17,375                    31,824
  Acquisition of investments                                                            (6,609)                  (34,660)
  Acquisition of property, plant, and equipment                                        (27,262)                  (17,549)
  Proceeds from sale of property, plant, and
   equipment                                                                               523                        30
                                                                                     ---------                 ---------
      NET CASH USED IN INVESTING ACTIVITIES                                            (15,973)                  (20,355)
                                                                                     ---------                 ---------

FINANCING ACTIVITIES
  Proceeds from line of credit and long-term
   borrowings                                                                           95,238                    47,675
  Payments on line of credit and long-term
   borrowings                                                                          (83,294)                  (50,029)
  Cash dividends paid                                                                   (4,126)                   (4,131)
  Treasury stock issued (acquired)--net                                                     19                      (153)
                                                                                     ---------                 ---------
      NET CASH USED IN FINANCING ACTIVITIES                                              7,837                    (6,638)
                                                                                     ---------                 ---------

      (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (2,633)                   (5,362)

  Cash and cash equivalents at beginning of year                                        22,737                    27,400
                                                                                     ---------                 ---------

      CASH AND CASH EQUIVALENTS AT JUNE 30                                           $  20,104                 $  22,038
                                                                                     =========                 =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of interest capitalized)                                        $     634                 $     457
                                                                                     =========                 =========

  Income taxes paid (refunded)                                                       $    (185)                $     604
                                                                                     =========                 =========



     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1994


Note A - Basis for Presentation

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1993.


Note B - Long-Term Debt

       In May, 1994 the Company's wholly owned subsidiaries, Eighty-Four Mining Company and Lucerne Land Company (the Borrowers), entered into a credit agreement with four banks to provide for revolving credit notes totaling $50,000,000 and a note agreement with institutional lenders to provide for $35,000,000 in senior fixed rate construction notes in order to finance the project costs of rehabilitating, constructing and developing Mine No. 84.

       The notes are secured by all of the properties of the Borrowers and investment securities of the Company having a market value of $25,000,000. The Parent Company has guaranteed the indebtedness, and along with the Borrowers is subject to numerous financial covenants and restrictions regarding earnings, cash flows, financial position, and dividends.

       The senior fixed rate construction notes will convert to term notes by September 30, 1997 and will be payable at $750,000 per quarter in 1999 and $2,000,000 per quarter in 2000 through 2003. Borrowings are subject to interest at rates in effect at the date the loans are made and a commitment fee on the amount of loans not yet made. Interest would be increased in the event of default. As of June 30, 1994, $17,500,000 had been borrowed under these notes, at a fixed rate of 10.4%.

       The revolving credit notes provide for up to $50,000,000 in borrowings with quarterly mandatory reductions of $5,500,000 beginning December 31, 1997 through September 30, 1999 and $6,000,000 on December 31, 1999. Borrowings are subject to interest based on the banks' prime rate or on a LIBOR based rate, at the option of the Borrowers. In addition, commitment fees are payable on the unused portion of the commitment. As of June 30, 1994, no amounts have been borrowed under the revolver.

       Interest on these borrowings through June 30, 1994 was $152,000 which has been capitalized as part of the development costs of Mine No. 84.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL POSITION
                                 June 30, 1994


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

     Current quarter and year to date production and sales tonnage for 1994 have increased over the volumes for the same periods for 1993, which were adversely affected by the UMWA coal strike which began on May 25, 1993. The effect of the seven-month coal strike, which was settled on December 16, 1993, continued into 1994 by delaying the timely start-up of two new mines, development of new areas in a third mine, and the installation of a portal facility at an existing mine. The inability to have these facilities efficiently operating as scheduled has resulted in reduced production and increased costs in 1994. The record setting cold temperatures and heavy snowfall during the first quarter created many weather related outages and caused abnormally high absenteeism. While per ton production costs and profitability have improved in the second quarter at the Company's Helvetia Coal Company subsidiary, unfavorable mining conditions continued at the Keystone Coal Mining Corporation subsidiary adversely affecting costs and profitability. Keystone has also experienced delays in implementing new continuous haulage systems designed to improve productivity. These systems are currently being modified and are expected to be fully operational by the end of this year. Management is implementing various other measures to increase productivity and reduce costs.

     The Company's subsidiary, Helvetia Coal Company, and the Homer City Station Owners have executed a Letter of Intent outlining terms for a new fixed-price coal sales agreement which will replace the existing agreement to supply coal to the Homer City Generating Station. The parties are in the process of negotiating a definitive agreement based on the Letter of Intent. The new agreement will provide for deliveries by Helvetia totaling 16 million tons through 2003 at an initial rate of 1.8 million tons per year.

       Interest and dividend income decreased in 1994 due to lower average amounts invested as a result of the utilization of internally generated funds for the rehabilitation and development of Mine No. 84 while the increase in miscellaneous income was primarily due to foreign exchange gains experienced at the Company's Canadian subsidiary.

       Interest expense was higher in 1994 than in 1993 due to increased amounts borrowed primarily to fund receivables which were deferred during the strike in accordance with the terms of Keystone's long-term coal supply agreement. Selling, general, and administrative and miscellaneous expenses declined in 1994 as a result of cost reduction programs implemented in 1993. Results for the six months ended June 30, 1993 included severance costs incurred in conjunction with these programs.

       As previously reported, income before income taxes for the first quarter of 1993 was reduced by a charge for the entire past service liability for retiree medical and life insurance benefits for certain operations with limited projected future activity.

       Income taxes were favorably affected in the current quarter due to adjustments to prior year provisions. The Company also recorded an unfavorable adjustment to its deferred tax provision for changes in the Pennsylvania state income tax rate. The Company's effective income tax rate would have been 51% for the second quarter and 54% for the six months ended June 30, 1994 had these adjustments not occurred, compared to 26% and 22% for the comparable periods in 1993. The increase in the 1994 effective tax rate over statutory tax rates results from the temporary differences between financial and income tax reporting created principally by Eighty-Four Mining Company's mine development expenditures and the limited ability to carryback or carryforward tax deductions in excess of current year income for Pennsylvania income tax reporting purposes. In addition, these excess deductions cannot be offset against state taxable income of other subsidiaries. Federal and Pennsylvania deferred tax liabilities are required to be provided for these expenditures even though no benefit is being realized for Pennsylvania income tax reporting. These higher effective income tax rates are expected to continue through 1996 when Eighty-Four Mining Company's mine development will be substantially completed. The lower than normal tax rate for 1993 was due to deductions for postretirement benefit costs at certain operations at full statutory rates.

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


Liquidity and Capital Resources

       The Company's current ratio and working capital at June 30, 1994 remained comparable to year end levels. The decrease in cash and investments primarily reflects the use of internal funds for the continued rehabilitation of Mine No. 84, while the increase in receivables is due to the return to normal production and sales levels for operations affected by the UMWA strike.

     As more fully discussed in Note B, Eighty-Four Mining Company and Lucerne Land Company have negotiated a credit agreement for total borrowings in the amount of $85 million with a group of banks and an institutional investor. A total of $17.5 million has been borrowed under these agreements as of June 30, 1994. Eighty-Four also has a commitment in place for the lease of the first longwall mining system to be operational in the third quarter of 1995.

     Keystone and Helvetia have combined borrowing limits of $44 million. Approximately $10 million of this capacity has been utilized to fund receivables which were deferred during the strike in accordance with the terms of Keystone's long-term coal supply agreement. The receivable will be collected ratably through 1995. Under terms of their existing long-term coal sales agreements, Keystone's and Helvetia's debt is to be repaid from funds generated by depreciation and amortization. As of June 30, 1994, a combined total of $18.9 million of additional funds were available under the respective debt agreements. Helvetia Coal Company will require increased debt in the near future to fund both existing and planned operations. It is expected that amendments to Helvetia's existing debt agreements will be made to increase amounts available for borrowing once negotiations with its customers for a new fixed-price sales agreement conclude successfully.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES


                          PART II:  OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders.

       (a) Registrant's Annual Meeting of Shareholders was held on May 3, 1994. Of the 3,438,775 shares eligible to vote, 2,888,460 shares were represented in person or by proxy at the meeting.

       (c) Messrs. L. Blaine Grube, Peter Iselin, William G. Kegel, and Gordon B. Whelpley, Jr. were re-elected as Class A Directors of Registrant. A summary of votes for each Class A Director is as follows:

                   L. Blaine Grube
                        FOR                  2,884,297
                        WITHHELD                 4,163

                   Peter Iselin
                        FOR                  2,884,359
                        WITHHELD                 4,101

                   William G. Kegel
                        FOR                  2,871,573
                        WITHHELD                16,887

                  Gordon B. Whelpley, Jr.
                        FOR                  2,884,037
                        WITHHELD                 4,423

       Ernst & Young, independent public accountants, was selected as Registrant's auditor for 1994. A summary of votes for, against, and abstentions is as follows:

                        FOR                  2,884,194
                        AGAINST                  3,681
                        ABSTAIN                    585

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



Date:  August 12, 1994