Form 10-Q
period 1994-09-30
ROCHESTER & PITTSBURGH COAL CO
filed 1994-11-14
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to    ______________


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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994. 3,438,775 shares.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (Amounts in thousands, except for outstanding shares and per share amounts)

                                                            Three Months Ended                      Nine Months Ended
                                                               September 30                          September 30
                                                      ----------------------------            --------------------------
                                                          1994                1993                1994               1993
                                                          ----                ----                ----               ----
Production Tonnage                                         1,081                 320               3,860              2,792
                                                      ==========          ==========          ==========         ==========
Sales Tonnage                                                944                 382               3,908              3,006
                                                      ==========          ==========          ==========         ==========

Sales                                                 $   37,288          $   28,431          $  145,005         $  125,165

Other Income:
  Interest and dividends                                     726               1,148               2,130              3,473
  Net investment gains (losses)                             (39)                 490                 237              1,679
  Miscellaneous                                              585                 548               1,864              1,495
                                                      ----------          ----------          ----------         ----------
                                                          38,560              30,617             149,236            131,812
Costs and Expenses:
  Cost of sales                                           32,899              25,153             129,458            109,561
  Depreciation, depletion, and
   amortization                                            2,623               2,456               8,476              8,284
  Selling, general, and
   administrative                                          1,014               1,848               4,742              5,948
  Interest                                                   655                 279               1,579                781
  Miscellaneous                                              287                 267                 930              1,441
  Postretirement benefit costs
   for certain operations                                     --                  --                  --              2,678
                                                      ----------          ----------          ----------         ----------
                                                          37,478              30,003             145,185            128,693
                                                      ----------          ----------          ----------         ----------
    Income before income taxes and
     cumulative effect of change in
     accounting for income taxes                           1,082                 614               4,051              3,119

Income Taxes                                                 572                 421               1,673                971
                                                      ----------          ----------          ----------         ----------
    Net income before cumulative
     effect of change in accounting
     for income taxes                                        510                 193               2,378              2,148
Cumulative effect to January 1, 1993
 of change in accounting for income
 taxes                                                        --                  --                  --              4,709
                                                      ----------          ----------          ----------         ----------
     Net Income                                       $      510          $      193          $    2,378         $    6,857
                                                      ==========          ==========          ==========         ==========

Income Per Share:
  Net income before cumulative
   effect of change in accounting
   for income taxes                                   $      .15          $      .05          $      .69         $      .62
  Cumulative effect to January 1,
   1993 of change in accounting
   for income taxes                                           --                  --                  --               1.37
                                                      ----------          ----------          ----------         ----------
    Net Income Per Share                              $      .15          $      .05          $      .69         $     1.99
                                                      ==========          ==========          ==========         ==========

Average shares outstanding used
 in the computation of per share
 amounts                                               3,438,775           3,438,275           3,438,740          3,441,389

Shares issued and outstanding at
 September 30                                          3,438,775           3,438,275           3,438,775          3,438,275

Cash dividends declared per share                     $      .30          $      .30          $      .90         $      .90

     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 September 30              December 31
                                                                                    1994                       1993
                                                                                ------------               -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                                                     $     32,141               $    22,737
  Short-term investments                                                               1,215                     1,000
  Receivables                                                                         28,039                    20,704
  Inventories                                                                         15,077                     2,918
  Other Current Assets                                                                 6,771                     9,688
  Deferred income taxes                                                                1,454                     1,822
                                                                                ------------               -----------
    Total Current Assets                                                              84,697                    58,869

Other Assets
  Investment in marketable securities                                                 32,398                    42,731
  Funding for:
    Workers' compensation benefits                                                    29,705                    25,246
    Mine closing reserves                                                             17,888                    16,655
  Noncurrent receivables                                                               1,750                     6,710
  Deferred income taxes                                                               10,195                    10,257
  Miscellaneous                                                                       16,001                    13,407
                                                                                ------------               -----------
                                                                                     107,937                   115,006

Property, plant, and equipment                                                       388,436                   342,567
Less allowances for depreciation, depletion,
 and amortization                                                                    169,681                   159,558
                                                                                ------------               -----------
                                                                                     218,755                   183,009
                                                                                ------------               -----------
                                                                                $    411,389               $   356,884
                                                                                ============               ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                                              $     11,514               $    13,745
  Accrued liabilities                                                                 16,016                    11,727
  Short-term note payable                                                              7,925                      ---
  Current maturities of long-term debt                                                 3,321                     2,372
                                                                                ------------               -----------
    Total Current Liabilities                                                         38,776                    27,844

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                                                      40,601                    37,433
  Mine closing reserves                                                               19,473                    18,156
  Other postretirement benefits                                                       20,411                    20,500
  Deferred income taxes                                                                3,947                     2,511
  Miscellaneous                                                                        9,651                    10,191
  Long-term debt (less current maturities)                                            68,757                    29,455
                                                                                ------------               -----------
                                                                                     162,840                   118,246

Shareholders' Equity
  Common stock issued, 3,989,121 shares                                               59,837                    59,837
  Capital in excess of stated value                                                  133,170                   133,176
  Retained earnings                                                                   44,683                    45,723
                                                                                ------------               -----------
                                                                                     237,690                   238,736
  Less treasury stock at cost - 550,346 and
   550,846 shares                                                                     27,917                    27,942
                                                                                ------------               -----------
                                                                                     209,773                   210,794
                                                                                ------------               -----------
                                                                                $    411,389               $   356,884
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

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                    ----------------------------------
                                                                                        1994                      1993
                                                                                        ----                      ----
OPERATING ACTIVITIES
  Net income                                                                         $   2,378                 $   6,857
  Adjustments for non-cash items                                                         9,537                     4,786
  Changes in certain assets and liabilities
   (using) or providing cash                                                           (10,055)                    2,395
                                                                                     ---------                 ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,860                    14,038
                                                                                     ---------                 ---------

INVESTING ACTIVITIES
  Proceeds from sale of investments                                                     20,993                    56,080
  Acquisition of investments                                                           (10,924)                  (49,882)
  Acquisition and development of property, plant,
   and equipment                                                                       (45,661)                  (23,332)
  Proceeds from sale of property, plant, and
   equipment                                                                             2,619                        99
                                                                                     ---------                 ---------
      NET CASH USED IN INVESTING ACTIVITIES                                            (32,973)                  (17,035)
                                                                                     ---------                 ---------

FINANCING ACTIVITIES
  Proceeds from line of credit and long-term
   borrowings                                                                          153,638                    69,300
  Payments on line of credit and long-term
   borrowings                                                                         (107,982)                  (61,959)
  Cash dividends paid                                                                   (5,158)                   (5,162)
  Treasury stock issued (acquired)--net                                                     19                      (153)
                                                                                     ---------                 ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         40,517                     2,026
                                                                                     ---------                 ---------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   9,404                      (971)

  Cash and cash equivalents at beginning of year                                        22,737                    27,400
                                                                                     ---------                 ---------

      CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                      $  32,141                 $  26,429
                                                                                     =========                 =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of interest capitalized)                                        $   1,687                 $     677
                                                                                     =========                 =========

  Income taxes paid (refunded)                                                       $  (3,590)                $     737
                                                                                     ==========                =========



     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1994


Note A - Basis for Presentation

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1993.


Note B - Long-Term Debt

       In the second quarter, the Company's wholly owned subsidiaries, Eighty-Four Mining Company and Lucerne Land Company (the Borrowers), entered into a credit agreement with four banks to provide for revolving credit notes totaling $50,000,000 and a note agreement with institutional lenders to provide for $35,000,000 in senior fixed rate construction notes in order to finance the project costs of rehabilitating, constructing and developing Mine No. 84.

       The notes are secured by all of the properties of the Borrowers and investment securities of the Company having a market value of $25,000,000. The Parent Company has guaranteed the indebtedness, and along with the Borrowers is subject to numerous financial covenants and restrictions regarding earnings, cash flows, financial position, and dividends.

       The senior fixed rate construction notes will convert to term notes by September 30, 1997 and will be payable at $750,000 per quarter in 1999 and $2,000,000 per quarter in 2000 through 2003. Borrowings are subject to interest at rates in effect at the date the loans are made and a commitment fee on the amount of loans not yet made. Interest would be increased in the event of default. As of September 30, 1994, $35,000,000 had been borrowed under these notes, at a fixed rate of 10.37%.

       The revolving credit notes provide for up to $50,000,000 in borrowings with quarterly mandatory reductions of $5,500,000 beginning December 31, 1997 through September 30, 1999 and $6,000,000 on December 31, 1999. Borrowings are subject to interest based on the banks' prime rate or on a LIBOR based rate, at the option of the Borrowers. In addition, commitment fees are payable on the unused portion of the commitment. As of September 30, 1994, no amounts have been borrowed under the revolver.

       Interest on these borrowings through September 30, 1994 was $677,000 which has been capitalized as part of the development costs of Mine No. 84.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL POSITION
                               September 30, 1994




         The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since December 31, 1993:


Results of Operations
- ---------------------
         A substantial portion of the Company's sales revenue is derived through sales made by subsidiaries under two long-term coal sales agreements. Sales prices are based on the cost of production plus profit determined under formulas providing for incentives for reduced costs.

         Current quarter and year to date production and sales tonnage for 1994 have increased over the volumes for the same periods for 1993, which were adversely affected by the UMWA coal strike which lasted from May 25, 1993 until December 16, 1993. The effect of the strike continued into 1994 by delaying the timely start-up of two new mines, development of new areas in a third mine, and the installation of a portal facility at an existing mine. The inability to have these facilities efficiently operating as scheduled has resulted in reduced production and increased costs in 1994. The record setting cold temperatures and heavy snowfall during the first quarter created many weather related outages and caused abnormally high absenteeism. In addition, unfavorable mining conditions have been encountered at the Keystone Coal Mining Corporation subsidiary adversely affecting costs and profitability. Keystone has also experienced delays in implementing new continuous haulage systems designed to improve productivity. These systems are currently being modified and are expected to be fully operational in the first quarter of 1995. Management is implementing various other measures to increase productivity and reduce costs. Keystone's coal deliveries have been limited by downtime experienced in conjunction with major modifications to its coal cleaning plant. This situation has reduced sales and has significantly increased inventory levels and related costs of financing and handling the inventory. Installation of additional new equipment and refinements to the cleaning plant circuitry will continue into the fourth quarter.

         Interest and dividend income decreased in 1994 due to lower average amounts invested as a result of the utilization of internally generated funds for the rehabilitation and development of the Eighty-Four Mining Company subsidiary's mine. The increase in miscellaneous income was primarily due to revenue from option agreements to sell certain idle properties.

         Selling, general, and administrative and miscellaneous expenses declined in 1994 as a result of cost reduction programs implemented in 1993. Interest expense was higher in 1994 than in 1993 due to: (1) higher prime interest rates; and, (2) increased amounts borrowed primarily to fund receivables which were deferred during the strike in accordance with the terms of Keystone's long-term coal supply agreement and to finance the buildup of inventory in the third quarter.

         As previously reported, income before income taxes for the first quarter of 1993 was reduced by a charge for the entire past service liability for retiree medical and life insurance benefits for certain operations with limited projected future activity.

         The Company's effective tax rate was 53% for the third quarter and 41% for the nine months ended September 30, 1994. However, the year to date effective rate for 1994 would have been 54% exclusive of adjustments recorded in the second quarter relating to (1) prior years and (2) a decrease in the Pennsylvania state income tax rate. The increase in the effective tax rate over statutory tax rates results from the temporary differences between financial and income tax reporting created principally by Eighty-Four Mining Company's mine development expenditures and the limited ability to carryback or carryforward tax deductions in excess of current year income for Pennsylvania income tax reporting purposes. In addition, these excess deductions cannot be offset against state taxable income of other subsidiaries. Federal and Pennsylvania deferred tax liabilities are required to be provided for these expenditures even though no benefit is being realized for Pennsylvania income
tax reporting.   These higher effective income tax rates are expected to
continue through 1996 when Eighty-Four's mine development will be substantially completed.

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

         The Company's subsidiary, Helvetia Coal Company, and the Homer City Station Owners have executed a Letter of Intent outlining terms for a new fixed-price coal sales agreement which will replace the existing agreement to supply coal to the Homer City Generating Station. The parties are close to concluding a definitive agreement to be effective January 1, 1995 based on the Letter of Intent. The new agreement will provide for total deliveries by Helvetia of approximately 14 million tons through 2003 at an initial rate of
1.8 million tons per year.



Liquidity and Capital Resources
- -------------------------------
         The increase in the Company's working capital at September 30, 1994 was the result of (1) increases in coal inventories at Keystone which have been funded with additional borrowings under its credit agreements and (2) borrowings of $17.5 million each in May and September in conjunction with Eighty-Four Mining Company's financing of which a portion, due to be spent on fourth quarter mine development, remained in cash at September 30.

         Keystone's and Helvetia's credit agreements provide for combined borrowings of $44 million. Under terms of their existing long-term coal sales agreements, Keystone's and Helvetia's debts are to be repaid from funds generated by depreciation and amortization. As of September 30, 1994, a combined total of $10.5 million of additional funds were available under the respective debt agreements. Keystone is currently planning for an additional line of credit based on its working capital needs brought about by the increase in coal inventory. Funding for Helvetia, which is developing a new mine, will be provided by either new debt or the utilization of internal funds.

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

                                           ROCHESTER & PITTSBURGH COAL COMPANY



                                                 THOMAS W. GARGES, JR.
                                                 Thomas W. Garges, Jr.
                                           President and Chief Executive Officer



                                                      GEORGE M. EVANS
                                                      George M. Evans
                                               Vice President and Treasurer



Date:  November 14, 1994

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule