Form 10-K405
ROCHESTER & PITTSBURGH COAL CO
filed 1995-03-29
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition period from ______________ to _______________
Commission file number 0-7181

                      ROCHESTER & PITTSBURGH COAL COMPANY
             (Exact name of registrant as specified in its charter)

        Pennsylvania                               25-0761480
-------------------------------               --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

655 Church Street, Indiana, Pennsylvania              15701
----------------------------------------      --------------------
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
             None                                          None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No   .
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

As of March 3, 1995, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $56,533,072.

Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 3, 1995: 3,439,275 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1994 in Parts I, II and IV.
2. Portions of Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders in Part III.

EXHIBIT INDEX:  Page 23 and Page 41.



                                 Page 1 of 80.

                                     PART I


ITEM 1.  BUSINESS.

                 (a)  GENERAL DEVELOPMENT OF BUSINESS.

                 Registrant and its predecessors have been engaged in the mining of coal in central and western Pennsylvania since 1881. Since the mid-1960's, Registrant and its subsidiaries have been principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants located adjacent to or near Registrant's mines. Substantially all of these sales have been made pursuant to long-term coal supply contracts. During
1994 sales to the utility customers of Registrant's subsidiaries were at or near minimum contract requirements. In 1992, through a subsidiary, Registrant acquired coal properties and an underground coal mine in southwest Pennsylvania. Development and rehabilitation work continued at this mine in 1994. When such work is completed, which is anticipated in 1997, Registrant will be engaged, as a material portion of its planned operations, in the general eastern utility coal market in addition to the market described above.

                 (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                 Registrant is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

                 (c)  NARRATIVE DESCRIPTION OF BUSINESS.

                 Registrant, through its subsidiaries, is currently principally engaged in deep and, to a very minor extent, surface mining of bituminous steam coal in Pennsylvania. Substantially all of Registrant's deep-mined production in 1994 was sold pursuant to two long-term contracts, described below, to two mine-mouth electric generating plants adjacent to or near its mines. Steam coal is not suitable for metallurgical use because of excessive levels of ash or sulphur.

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

                 Leatherwood, Inc. ("Leatherwood"), a wholly-owned subsidiary of Registrant, is engaged in developing solid waste management facilities. To date, Leatherwood has submitted a permit application to the Pennsylvania Department of

Environmental Resources (the "DER") for a municipal solid waste landfill in Jefferson County, Pennsylvania. This facility will also accept residual waste. Two Pennsylvania counties have designated this landfill as a secondary disposal facility in their statutorily-required county master plan for the disposal of solid waste and, upon receipt of a permit by Leatherwood, will designate the landfill a primary disposal facility. Discussions with other counties and waste collectors are continuing. Two contracts with collection companies or brokers have been executed contingent, however, upon a permit being issued.
The permit application is subject to stringent regulatory standards. The regulatory review by DER is complete, and Registrant believes that the permit will be issued during the first half of 1995. Because of regulatory and short-term competitive changes which could impact the project, a re-assessment of the timing of the development of the project will be undertaken before construction work on the landfill commences.

                 In 1992, Registrant established two wholly-owned subsidiaries, Eighty-Four Mining Company ("Eighty-Four") and Lucerne Land Company ("Lucerne Land") to acquire coal properties and Mine No. 84 from Bethlehem Steel Corporation and affiliated entities ("Bethlehem"). The final purchase price of Mine No. 84 was $53.6 million after taking into account post-closing adjustments.

                 Since February 1993, Eighty-Four has been engaged in the renovation, rehabilitation, and replacement of key operating systems. Part of this work, which included installation of a new five mile long, 6,700 ton per hour underground belt conveyor system, a new portal and ventilating shaft and other underground rehabilitation work, construction of new above-ground coal storage and unit-train load out facilities, is completed. Other work, including upgrading coal handling and preparation facilities and development work to accommodate the installation of the first of the two planned longwall mining units, is continuing. The first longwall unit is scheduled to commence operations in the third quarter of 1995; the second unit in 1997. When these renovations are fully completed and full capacity is reached, which is expected to occur in 1997, Eighty-Four's facilities will permit production of approximately 6.6 million tons of coal per year. In connection with the development of the first longwall panels, Eighty-Four produced 288,588 tons of coal which were sold in 1994 in the commercial market.

                 The properties acquired from Bethlehem are estimated to contain approximately 175 million saleable(1) tons of high quality Pittsburgh Seam steam and metallurgical coal. Of the approximate 175 million tons, currently approximately 75 million tons are within Eighty-Four's current mine plan which provides for mining through the year 2008. The 175 million ton estimate, which was developed by Registrant's Geology and Engineering personnel, is based upon review of data and test results provided by Bethlehem, data available from outside sources, application of generally accepted mining practices in the geographic area of mining, and

____________________

(1) Saleable means total coal mine output less tonnage rejected during processing for market.

generally accepted mining practices in the Pittsburgh Seam utilizing longwall mining techniques. This estimate is being further reviewed and verified by Registrant's Geology and Engineering personnel.

                 During 1994, efforts to secure arrangements or contracts for the sale of coal by Eighty-Four continued. As a result of such efforts, Eighty-Four expects to sell slightly over one million tons of coal from Mine No. 84 in 1995 to utility customers, in either spot market sales or under longer term contracts none of which is expected to extend beyond 1999. The coal from Mine No. 84, however, is of such quality that it should position Registrant to respond to the increased demand for coal that will meet the air quality standards under Phase I of The Clean Air Act. Longer-term demand for this lower sulphur coal should remain strong because, after cleaning, the coal will remain a cost-effective product for electric generating stations utilizing scrubbers. Additionally, a significant portion of the coal from Mine No. 84 has historically been sold on the domestic and international metallurgical market and, after initial tests by potential customers, favorable results have been obtained. No sales to this segment of the market have been made, however. Marketing activities undertaken by Eighty-Four have been directed to a diverse geographic and customer base, thus reducing reliance upon a single customer, group of customers, or type of market while enabling price escalation risks to be hedged due to the varying contract durations anticipated.

                 Registrant's wholly-owned subsidiary, Keystone Coal Mining Corporation ("KCMC") is a party to a coal supply agreement effective as of January 1, 1991 (the "Keystone Agreement") with the seven public utilities (the "Keystone Owners") that own the Keystone Steam Electric Station (the "Keystone Station") near Shelocta, Pennsylvania. The Keystone Agreement amended, extended, and restated an earlier agreement dated January 1, 1972, among the same parties pursuant to which coal has been delivered to the Keystone Station by KCMC. The Keystone Agreement has a term ending on December 31, 2004, and under the Keystone Agreement, KCMC was to sell and deliver 3,900,000 tons to the Keystone Station in 1991, 3,700,000 tons in 1992 and, from 1993 through 1999, will sell and deliver 3,250,000 tons annually subject to increase or decrease by up to 250,000 tons. In 1994, KCMC delivered 2,891,850 tons to the Keystone Station pursuant to the Keystone Agreement. Should the parties not agree to an extension of the Keystone Agreement beyond 2004, production and deliveries will decrease between 2000 and 2004 with an aggregate of 6,500,000 tons to be delivered during that five-year period. Substantially all of the coal sold pursuant to the Keystone Agreement is delivered by a series of conveyor belts directly from KCMC's mines (the "Keystone Mines") to the Keystone Station.

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

                 KCMC dedicated approximately 90 million tons of coal at January 1, 1991 pursuant to the Keystone Agreement and said coal cannot be mined for sale to others without the Keystone Owners' consent. KCMC has the option on and after July 1, 1995, to remove certain coal properties from the area of dedication if it determines that the same are not required to fulfill its obligations under the Keystone Agreement. Substantially all of the dedicated coal properties are leased or subleased by KCMC from Registrant. Under certain conditions described in the Keystone Agreement, the Keystone Owners have the option to purchase all of the capital stock of KCMC at the net book value thereof at the time of exercising the option ($18,842,130 at December 31, 1994) or its net assets at book value, and to lease KCMC's coal properties from Registrant. In such event, Registrant would receive a royalty equal to approximately $1.03 per ton, a substantial portion of which would be adjusted for changes in the GNP Deflator from December 1990. See Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference. The Keystone Owners also have the right to terminate the Keystone Agreement effective at the end of 1999 or any calendar year thereafter, upon five years prior notice, if the Keystone Owners determine, in their sole discretion, that it is unlawful or commercially impracticable, in light of the then applicable governmental regulations, to operate the Keystone Station with the coal KCMC is able to produce. The Keystone Owners, after a series of progressive steps, also have the right to terminate the Keystone Agreement if certain size and quality requirements are not met by KCMC.

                 In 1994, KCMC delivered 2,709,355 tons of coal from its Keystone Mines and 196,624 tons of purchased coal to the Keystone Station, compared with deliveries to the Keystone Station in 1993 of 2,301,690 tons of deep-mined coal and 37,343 tons of purchased coal. The lower tonnage in 1993 was a result of the seven-month strike by the United Mine Workers of America against KCMC's facilities.

                 Registrant's wholly-owned subsidiary, Helvetia Coal Company ("Helvetia"), has been a party to a coal sales agreement dated December 22, 1966, and subsequently amended, (the "Homer City Agreement") with the two public utilities (the "Homer City Owners") that own the Homer City Steam Electric Station (the "Homer City Station") near Homer City, Pennsylvania. In 1994, Helvetia and the Homer City Owners entered into a 1995 Coal Sales Agreement (the "1995 Homer City Agreement") effective January 1, 1995, and with a term ending in 2003. The Homer City Agreement was amended to provide that the Homer City Owners fund certain costs incurred but not paid in connection with the Homer City Agreement. Also, the Homer City Owners' option to acquire Helvetia's assets at net book value and restrictions on Helvetia's assets which existed under the Homer City Agreement were terminated.

                 The 1995 Homer City Agreement provides that Helvetia will sell and deliver to the Homer City Owners approximately 14 million tons of coal through 2003 at an initial rate of 1.8 million tons of coal per year. Such coal is leased from Registrant. Coal sold pursuant to the 1995 Homer City Agreement is delivered to the Homer City Station by conveyor belts and trucks. To enhance the quality of delivered coal and thereby gain the benefit of premiums under the pricing structure of the 1995 Homer City Agreement, Helvetia built a new coal cleaning plant which began operation in February 1995.

                 The price paid by the Homer City Owners to Helvetia pursuant to the 1995 Homer City Agreement is a base price with escalation and adjustments based on the quality of the coal delivered. The 1995 Homer City Agreement also provides for early termination by either party under hardship provisions as defined in the 1995 Homer City Agreement and further allows the Homer City Owners to terminate the 1995 Homer City Agreement for their convenience, in which event they are required to make certain payments to Helvetia. See Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference.

                 In 1994, 1,786,239 tons of coal were delivered to the Homer City Station from Helvetia's deep mines compared with deliveries of 839,750 tons in 1993. In addition, 27,283 tons of coal were delivered to the Homer City Station as a result of development of a drift access to a new underground mine. The lower tonnage in 1993 was a result of the seven-month strike by the United Mine Workers of America against Helvetia's facilities.

                 In 1994, ten deep mines of Registrant's subsidiaries supplied coal to the Homer City and Keystone Stations. The mines are described in Item 2, to which reference is hereby made.

                 Registrant maintains comprehensive general liability and umbrella liability, pollution liability, and boiler and machinery insurance for all of its operations. Registrant also maintains business interruption and property damage insurance for all of its subsidiaries' operations and properties except for KCMC. KCMC is not fully insured for business interruption and property damage because it is able to recover such losses in whole or in part under its long-term coal sales agreement. Registrant has self-insurance programs for workers' compensation and has insurance coverage for catastrophic losses. Registrant also has automobile liability, fiduciary liability, and fidelity insurance.

                 The bituminous coal industry in general is intensely competitive. Although substantially all of Registrant's coal production is currently sold pursuant to the Keystone and 1995 Homer City Agreements, because of the nature of the power supply system in the Mid-Atlantic Region of the United States,

Registrant remains subject to material competition from other coal suppliers primarily as to price, coal quality, and environmental considerations, and other types of fuel, principally oil, natural gas, hydroelectric power, and nuclear fuel. That system is operated as a pool of electric power so to the extent that other sources of power within the system, or available to it, are cheaper than the power produced at the Keystone and Homer City Stations, the Keystone and Homer City Owners could reduce the amount of power produced by those Stations and, consequently, the amount of coal purchased from Registrant under the Keystone and 1995 Homer City Agreements could be reduced.

                 During 1994, Registrant's surface-mined coal was primarily sold on the commercial market. To the extent that Registrant is engaged in the wholesale and retail sale of coal, it constitutes a minor competitive factor in such industry and is in competition with other sellers of coal and other fuels, principally oil and natural gas.

                 Registrant's business is materially dependent on the two long-term coal sales agreements, the Keystone Agreement and the 1995 Homer City Agreement, described herein. See also Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference. Gross sales pursuant to the Keystone Agreement and the Homer City Agreement accounted for approximately 57% and 33%, respectively, of Registrant's sales in the year ended December 31, 1994. If the Owners of the Keystone and Homer City Stations were to use other stations not served by Registrant to meet a greater percentage of their power generation demand, or if power were procured from other sources, their requirements for the Keystone and Homer City Stations could decrease, and if such decrease were significant, the change could materially adversely affect the business of Registrant.

                 Information concerning backlog is not considered material to an understanding of Registrant's business.

                 At December 31, 1994, Registrant had an estimated recoverable(2) reserve base(3) in leased or owned properties in Armstrong, Indiana, Westmoreland, Washington, and other nearby Pennsylvania counties, of approximately 723,000,000 tons of coal. During 1994, Registrant produced approximately 4,976,165 tons of coal excluding coal produced from Mine No. 84. Of the 723,000,000 tons of estimated recoverable reserve base, approximately 87,000,000 tons of coal (12%), are dedicated under





____________________

(2) Those portions of the reserve base that are owned or leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

(3) Reserve base means those parts of an identified resource, proven and probable, that are currently economic, marginally economic and some of those that are currently sub-economic that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics.

the Keystone and 1995 Homer City Agreements. With the exception of the 175,000,000 saleable tons of coal acquired from Bethlehem, recovery of the remaining unassigned recoverable reserve base would require new mines which would entail substantial capital expenditures the amount of which cannot be estimated at this time. Registrant has made no decision regarding any new mines and, depending upon Registrant's continuing evaluation of economic conditions affecting the sale of coal in Registrant's present area of operations and the effect of increasingly stringent environmental requirements, Registrant may not open new mines to access its existing, undedicated coal.
The estimated recoverable reserve base stated herein was determined by Registrant's staff based upon the prior experience of Registrant in mining in the area of its present recoverable reserve base and upon data from tests conducted by Registrant, and Registrant's mining experience in the seams and area of Registrant's present recoverable reserve base, and represent coal which is recoverable on the basis of current mining practices and techniques. Consequently, Registrant's estimates are subject to continuing review and refinement.

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

                 Registrant has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of Registrant's total assets, other than the development of Leatherwood and the acquisition and development of Mine No. 84 and coal reserves as noted above. While a substantial capital investment may ultimately be made in development of Leatherwood's projects, the amount of such investment has not yet been determined. Registrant has made an investment in the Mine No. 84 project of $100,000,000 (including the $53.6 million adjusted purchase price).
During 1994, and as reported in a Form 8-K Current Report dated June 16,
1994, Eighty-Four and Lucerne Land entered into agreements for $85,000,000 in long-term debt, $35,000,000 of which was outstanding at December 31, 1994. In addition, a commitment for approximately $20,000,000 in capital leases was attained. Over the life of the mine, additional capital and operating leases to provide remaining funding requirements of the project are anticipated. See also Notes B and D of the Notes to the Consolidated Financial Statements incorporated herein by reference.

                 Registrant's business is subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. In addition to prescribing civil and criminal penalties for violations, both the Federal Mine Safety and Health Act of 1977 and the Surface Mining Control and Reclamation Act of 1977 authorize the closure under certain circumstances of noncomplying operations. Pennsylvania statutes applicable to Registrant's mining operations are both more and less stringent than the federal statutes. Numerous federal and state laws and regulations pertaining to the discharge of materials into the environment impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes have in the past and will in the future require substantial capital investments and may adversely affect productivity. Because of the inclusion of environmental related elements in the normal expenditures for mine development and operation, their costs cannot be precisely isolated but Registrant does not believe they have materially adversely affected Registrant's financial condition. See also Item 3 hereof.

                 Both federal and state law and regulations impose sulphur emission standards, which will increase in stringency during the next several years, on uses of coal. However, substantially all of Registrant's coal is sold pursuant to the Keystone and 1995 Homer City Agreements, which contain no provisions warranting that the sulphur content of the coal will meet emission standards when burned. The impact of recent legislation on Registrant's business, especially the Clean Air Act Amendments of 1990, cannot be ascertained at this time. Registrant believes that improvements in clean coal technologies or in techniques to neutralize or treat emissions from generating stations are such that, with the benefit of such technologies, its coal will meet standards under currently enacted legislation. However, these amendments could have an adverse effect on the sales of coal to the Keystone Station and the Homer City Station (the "Stations"). Also, as described above, at the end of 1999 and any year thereafter, the Keystone Owners have the right to terminate the Keystone Agreement if it is unlawful or commercially impracticable, in light of then applicable government regulations, to operate the Keystone Station with the coal KCMC is able to produce. Moreover, in the event of the enactment of legislation or regulations imposing more stringent environmental standards on the Stations, Registrant could be adversely affected if the owners of the Stations purchased more coal from others or generate less electricity from these Stations. Fuel strategies adopted by utilities have yet to be announced. Environmental legislation and regulation may have an adverse effect on Registrant's ability to market its coal reserves not dedicated under existing contracts and may require modifications to the marketing plans of Eighty-Four.

                 As indicated in the Consolidated Financial Statements incorporated herein by reference, Registrant has made substantial capital investments in the past three years. Inasmuch as a substantial portion of these investments has been for several purposes, e.g., to extend mine and equipment life, to increase productivity, and to comply with safety and/or environmental legislation, Registrant cannot indicate with precision capital investments required solely to comply with environmental and safety legislation. However, Registrant estimates such expenditures totalled approximately $3,200,000 in the five years ended December 31, 1994, and it is estimated that annual capital expenditures of approximately $1,300,000 per year for the next several years will be attributable to environmental and safety laws. Such legislation also adversely affected Registrant's deep mine productivity. No assurance can be given that additional, more stringent mining and environmental legislation will not be enacted or that such legislation, if enacted, would not have a material adverse effect upon Registrant's operations. Should the cost of compliance as an element of production costs become burdensome, the competitive position and earnings of Registrant could be adversely affected.

                 Registrant currently employs approximately 1,600 persons, of whom 1,440 are engaged directly in the production and processing of coal for sale and 160 are engaged in executive, administrative, engineering, exploration, sales, and clerical capacities. Registrant has approximately 1,140 employees who are covered by the National Bituminous Coal Wage Agreement of 1993 (the "1993 Agreement") with the UMWA, which, was ratified on December 16, 1993 after a seven-month strike against Bituminous Coal Operators' Association ("BCOA") member companies. The 1993 Agreement will terminate on or after August 1, 1998 by either party giving to the other party at least 60 days notice of the desired termination date. Additionally, the 1993 Agreement may be reopened at the election of the UMWA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in wage rates and pension benefits. The 1993 Agreement may be reopened at the election of the UMWA or the BCOA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in the health care bonus and annual health care deductible established under the 1993 Agreement. While Registrant's subsidiaries resigned from BCOA in 1994, they remain signatories to the 1993 Agreement.

                 Registrant's business is not seasonal in any material respect.

                 Registrant is engaged principally in a single line of business, the mining and sale of coal. The following table sets forth the amount of Registrant's sales contributed by each class of Registrant's products which accounted for more than 10% of Registrant's total sales during each of Registrant's three fiscal years ended December 31, 1994, 1993, and 1992.

                  Sales of
                  Coal Under      Other
Year Ended        Long-Term       Sales of
December 31       Contracts       Coal          Other    Total Sales
-----------      ------------     --------      -----    -----------
                    (Amounts expressed in thousands)
   1994           $173,774         $10,765     $ 7,452    $191,991
   1993            141,093           8,678       3,857     153,628
   1992            183,881          10,610       4,011     198,502

                 (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

                 In the years ended December 31, 1994, 1993, and 1992, Registrant's subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited, had sales of $10,985,434, $8,093,174, and $9,415,110, respectively, primarily to customers located in Canada. Registrant does not consider its sales of coal in Canada to be subject to any particular risks merely because its customers are located in Canada. However, foreign business in general can be subject to special risks, including exchange controls, changes in currency valuations, restrictions on the repatriation of funds, restrictions on the ownership of foreign corporations or the composition of their boards of directors, export restrictions, the imposition or increase of taxes and tariffs, and international financial instability. No assurance can be given that any of these factors might not have an adverse effect on Registrant's future foreign operations.


ITEM 2.          PROPERTIES.

                 Registrant's executive and administrative offices are located in a 76,309 square foot building in Indiana, Pennsylvania, which it owns and which was extensively renovated and expanded in 1984. Registrant also owns approximately 39,900 acres of surface land in Pennsylvania. Registrant's subsidiaries lease various properties in the United States and Canada under leases having a current annual aggregate rental of approximately $226,000. These leases expire at various times over the next five years and the amount of aggregate rental payable during that period will depend on the extent of renewals.

                 As indicated in Item 1 hereof, as of December 31, 1994, based upon the prior experience of Registrant in mining in the area of Registrant's operations and data from tests conducted by it and, in the case of the coal acquired from Bethlehem, a review of data provided by others and mining practices in the area and seam acquired, Registrant had an estimated recoverable reserve base in leased or owned properties in Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties of approximately 723,000,000 tons of coal. Substantially all of the coal leased by Registrant is leased until exhaustion. Registrant has not conducted sufficient tests to determine the degree to which reserves, if any, exist on its owned or leased properties located outside of Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties.

                 Registrant operated twelve underground mines in 1994. Information on the production of those mines and on the estimated recoverable reserve base of these mines and the estimated recoverable reserve base of Registrant is provided in the following table:

                      Rochester & Pittsburgh Coal Company
           Estimated Recoverable Reserve Base as of December 31, 1994
                               Production Tonnage

                                ------------------------------------     ---------------------------------------
                                      RECOVERABLE RESERVE BASE                       PRODUCTION IN TONS
                                          (TONS X 1000)(1)
                                ------------------------------------     ---------------------------------------
                                PROVEN       PROBABLE         TOTAL         1994           1993           1992
                                ------------------------------------     ---------------------------------------
Underground
Keystone Coal Mining Corp.
  Assigned - Dedicated
    Emilie(3)                      7,250            0          7,250     1,001,453(4)    855,237(4)    1,023,427(4)
    Emilie #4  (3)                 1,351            0          1,351       218,375(4)    216,179(4)      487,171(4)
    Jane(3)                          885        3,144          4,029       515,978(4)    565,980(4)      629,669(4)
    Margaret #11 - 2(3)              491          160            651       361,700(4)    220,882(4)      473,492(4)
    Margaret #11 - 3(3)                0          505            505       101,445(4)     20,691(4)            0
    Plumcreek #1(3)                2,542          100          2,642       129,007(4)          0               0
    Urling #1(3)                       0        5,760          5,760       753,425(4)    452,353(4)    1,092,569(4)
Unassigned - Dedicated            36,957       13,005         49,962             0             0               0

Helvetia Coal Company
  Assigned - Dedicated
    Lucerne #6 - E(2)              7,005        3,473         10,478     1,089,693       377,946         806,861
    Marshall Run(2)                3,785          453          4,238           531             0               0
    Lucerne #8(2)                      0            0              0       597,567       332,522         773,265
    Lucerne #9(2)                      0            0              0       559,391       271,178         578,657
  Unassigned - Dedicated               0            0              0             0             0               0

Lucerne Land Co.
  Assigned
    Mine No. 84(5)                70,113        9,178         79,291       288,588(4)     71,559(4)            0
  Unassigned                           0       95,612         95,612             0             0               0

R & P Coal Co.
   Unassigned                    190,910      265,273        456,183             0             0               0

   Total - Underground           321,793      396,158        717,951     5,617,153     3,384,527       5,865,111


Surface

   Assigned                          647           85            732        78,357        53,744          91,921
   Unassigned                      2,212        1,711          3,923             0             0               0
   Total - Surface                 2,882        1,802          4,685        78,357        53,744          91,921


TOTAL                            324,148      398,459        722,607     5,695,510(4)  3,438,271(4)    5,957,032(4)


     Notes:

           Recoverable -   Those portions of the reserve base that are owned or
                           leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

           Assigned -      Areas that can be mined through the use of existing
                           mine openings and coal handling and processing facilities based on the Registrant's current mining plans.

                               Additional ventilation openings may be required for underground mines due to normal mine expansion.

           Unassigned -        Areas that would require substantial capital
                               expenditures for new mine openings and equipment prior to any mining activity.

           Dedicated -         Areas committed under coal sales agreements

(1) These figures represent calculations based upon continuing evaluation and refinement of estimates reflecting evaluation of new and existing geologic data, improved computational methods, and the effects of legal and environmental considerations, and are rounded to the nearest thousand. "Proven" tonnage is estimated by projection of thickness and quality data for a radius of 2,000 feet from a point of measurement. "Probable" tonnage is estimated by projection of thickness and quality data for a radius greater than 2,000 feet and less than 5,000 feet from a point of measurement and when consideration is made for other factors, such as mining conditions, coal quality and mine operating experience.
(2)      Operated by Helvetia Coal Company.
(3)      Operated by Keystone Coal Mining Corporation.
(4) Tonnage figures represent clean coal after washing and preparation at the Keystone Cleaning Plant or at Mine No. 84's preparation facilities. See also Item 1 hereof.
(5)      Operated by Eighty-Four Mining Company

                 Surface mining is also conducted by Registrant and by independent contractors utilized by Registrant, who are obligated by law and by contract with Registrant to restore the surface in accordance with Pennsylvania and federal laws. Production from surface mining for the last three years has been as follows: 1992--91,921 tons, 1993--53,744 tons and 1994--78,357 tons.
All surface-mined coal produced in 1994 was sold on the commercial market. Registrant anticipates limited surface mining activity in the near future and, therefore, while Registrant is continuing to acquire additional coal properties suitable for surface mining, no assurance can be given that Registrant will be able to maintain adequate resources for surface-mined coal in the future.

                 All of the properties of Registrant and its Keystone subsidiary dedicated under the Keystone Agreement are subject to a mortgage given as security for indebtedness of Keystone. Also, all of the properties of Eighty-Four and Lucerne Land are subject to a mortgage given as security for their indebtedness. The debt of Eighty-Four and Lucerne Land is further secured by certain investment securities of Registrant. See Note D of the Notes to the Consolidated Financial Statements incorporated by reference herein.

                 Registrant has miscellaneous other non-coal mineral interests, primarily natural gas, which it leases to unrelated parties. Registrant has expanded its role in the natural gas area by participating in joint ventures for 95 natural gas wells in Pennsylvania and nearby states during the past several years.

ITEM 3.          LEGAL PROCEEDINGS.

                 As described in Item 1 hereof, the nature of Registrant's business subjects it to numerous state and federal laws and regulations pertaining to environmental matters and administrative and judicial proceedings involving alleged violations thereof are considered incidental to Registrant's business.

                 Registrant is not a party to any pending litigation which it deems material to its financial condition, although it is a party to litigation incidental to the conduct of its business.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF REGISTRANT.

                 Information on executive and other officers of Registrant as of February 28, 1995, is as follows:

                                Position                     Family
Name                    Age     With Registrant            Relationship
----                    ---     ---------------            ------------
Thomas W. Garges, Jr.   55     President and Chief
                                  Executive Officer            None

W. Joseph Engler, Jr.   54     Vice President and
                                  General Counsel              None

George M. Evans         47     Vice President and
                                  Treasurer                    None

Peter Iselin            74     Vice President--Finance
                                  and Secretary                (1)

Thomas M. Majcher       42     Vice President--Corporate
                                  Development                  None

A. W. Petzold           58     Vice President--Operations      None


----------

(1) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II, and the uncle of Mr. Gordon B. Whelpley, Jr., Directors of Registrant.

                 Officers of Registrant are elected annually by the Board of Directors at its organization meeting following the Annual Meeting of Shareholders.

Significant Employees of Registrant's Subsidiaries.

         Information on certain significant employees of Registrant's subsidiaries as of February 28, 1995, is as follows:

                            Position                        Family
Name                  Age   With Registrant's Subsidiaries  Relationship
----                  ---   ------------------------------  ------------
Robert D. Anderson    50   President -- Keystone            None
                              Coal Mining Corporation
                           President -- Helvetia Coal
                              Company

Robert A. McGregor    52   President -- Eighty-Four         None
                                 Mining Company

         Each of the officers of Registrant or significant employees of Registrant's subsidiaries named above has held a position with Registrant on a subsidiary for the past five years with the exception of: Mr. McGregor who joined Registrant's subsidiary, Eighty-Four Mining Company, as President in February 1993. Prior to 1993, he had been President of Oneida Coal Company (1986-1991) and Shamrock Coal Company (1990-1993), both subsidiaries of Sun Coal Company.

                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The answer to this Item is incorporated by reference to Registrant's 1994 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at page 28.


ITEM 6.          SELECTED FINANCIAL DATA.

                 The answer to this Item is incorporated by reference to Registrant's 1994 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at pages 24 and 25.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The answer to this Item is incorporated by reference to Registrant's 1994 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at pages 24 through 27.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The answer to this Item is incorporated by reference to Registrant's 1994 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at page 6, Report of Ernst & Young LLP, Independent Auditors, at pages 7 through 23, and by reference to Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 During applicable time periods, Registrant has not changed accountants and has had no disagreements with its accountants on accounting and financial disclosure matters.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Except for information concerning executive officers of Registrant included as an unnumbered item in Part I above, information relating to the Directors of the Registrant is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 1995. Such information is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION.

                 Information relating to executive compensation is set forth under the caption "Executive Compensation" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 1995. Such information is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Information relating to the ownership of equity securities of the Registrant by certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 1995. Such information is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information relating to certain relationships and certain related transactions is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 1995. Such information is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

                 (a) Financial Statements, Financial Statement Schedules and Exhibits:

                          1.  Financial Statements

                          The following consolidated financial statements of
                 Rochester & Pittsburgh Coal Company and subsidiaries, included in the Annual Report of Registrant to its shareholders for the year ended December 31, 1994, are incorporated herein by reference in Item 8 (pages 7 through 23 and page 6):

                          Consolidated balance sheets--
                            December 31, 1994, 1993, and 1992
                          Statements of consolidated income--
                            Years ended December 31, 1994, 1993, and 1992
                          Statements of consolidated shareholders' equity--
                            Years ended December 31, 1994, 1993, and 1992
                          Statements of consolidated cash flows--
                            Years ended December 31, 1994, 1993, and 1992
                          Notes to consolidated financial statements--
                            December 31, 1994
                          Report of independent auditors


                 The following financial information for the years 1994, 1993, and 1992 is submitted herewith.

                                                                                 Page
                                                                                 ----
         Consent of independent auditors--Ernst & Young LLP                      27

                          2.  Financial Statement Schedules

         Schedules for Rochester & Pittsburgh Coal Company and subsidiaries:

                 Schedule I       --       Condensed Financial
                                           Information of Registrant             30
                 Schedule II      --       Valuation and Qualifying
                                           Accounts                              35


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

                               B.  By-Laws of Registrant, as Amended.

                               Registrant's By-Laws, as amended, were filed with Registrant's Annual Report on Form 10-K dated March 30, 1989. An Amendment to the By-Laws was filed with Registrant's Annual Report on Form 10- K dated March 28, 1991. The By-Laws, as amended, are incorporated herein by reference.

                         (10)  Material Contracts

                               *      Management contract or compensatory
                                      plan or arrangement required to be filed as an exhibit to this form pursuant to
                                      Item 14(c) of this report.

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

                               B.     Homer City Coal Sales Agreement, as
                                      Amended.

                                      The Homer City Coal Sales Agreement was
                                      filed with Registrant's Form 10
                                      Registration Statement dated April 26,
                                      1973.  Amendments to the Homer City Coal
                                      Sales Agreement were filed with
                                      Registrant's Annual Report on Form 10-K
                                      dated March 26, 1981, with Registrant's
                                      Annual Report on Form 10-K dated March 28,
                                      1991, and with Registrant's Current Report on Form 8-K, dated December 7, 1994. The Agreement and amendments are incorporated herein by reference.

                               C.     Employment and Deferred Compensation
                                      Agreement between Registrant and W.
                                      G. Kegel, as Amended.*

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

                               D.     Registrant's Key Executives Incentive
                                      Compensation Plan.*

                                      The Rochester & Pittsburgh Coal Company
                                      Key Executives Incentive Compensation Plan was filed with Registrant's Annual Report on Form 10-K dated March 26, 1992. The Plan is incorporated herein by reference.

                               E.     Registrant's Pension Plan, as Amended.*

                                      Amendments to Registrant's Pension Plan
                                      [filed as Exhibit (10E) in the separate
                                      binder herewith]. Registrant's Pension
                                      Plan was filed with Registrant's Annual
                                      Report on Form 10-K dated February 25,
                                      1988. Amendments to the Pension Plan were filed with Registrant's Annual Report on Form 10-K dated March 29, 1990, with Registrant's Annual Report on Form 10-K dated March 28, 1991, with Registrant's Annual Report on Form 10-K dated March 26, 1992, and with Registrant's Annual Report on Form 10-K dated March 25, 1993. The Plan and amendments are incorporated herein by reference.

                               F. Employment Agreement between Registrant and T. W. Garges, Jr.*

                                      Employment Agreement between Registrant
                                      and T. W. Garges, Jr. was filed with
                                      Registrant's Annual Report on Form 10-K
                                      dated March 30, 1989.  The Agreement is
                                      incorporated herein by reference.

                               G.     Registrant's 401(k) Savings and
                                      Retirement Plan.*

                                      Registrant's 401(k) Savings and Retirement
                                      Plan was filed with Registrant's Annual
                                      Report on Form 10-K dated March 28, 1991.
                                      The Plan is incorporated herein by
                                      reference.

                               H. Employment Agreement between Registrant and Thomas W. Garges, Jr.*

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

                               I.     Asset Purchase Agreement Between
                                      Bethlehem Steel Corporation and Lucerne
                                      Land Company.

                                      The Asset Purchase Agreement between
                                      Bethlehem Steel Corporation and Lucerne
                                      Land Company dated December 20, 1992, was filed with Registrant's Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.

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

                               M.     1995 Homer City Coal Sales Agreement.

                                      The 1995 Homer City Coal Sales Agreement was filed with Registrant's Current Report on Form 8-K dated December 7, 1994. The Agreement is incorporated herein by reference.

                         (13)  Annual Report To Security Holders

                               The following sections of the accompanying
                               Rochester & Pittsburgh Coal Company Annual Report 1994, [filed as Exhibit (13) to this Annual Report on Form 10-K] comprising the respective pages indicated in parentheses, are incorporated herein by reference:

                               (i) Market for Registrant's Common Equity and Related Stockholder Matters (page 28).

                               (ii)   Selected Financial Data (pages 24 and
                                      25).

                               (iii) Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 24 through 27).

                               (iv) Financial Statements and Supplementary Data (page 6, Report of Ernst & Young LLP, Independent Auditors, and pages 7 through
                                      23).

                               Except as expressly incorporated by reference, the accompanying Rochester & Pittsburgh Coal Company Annual Report 1994 is not to be deemed filed herewith.

                         (21)  Subsidiaries of the Registrant

                               Registrant's list of subsidiaries [filed as Exhibit (21) to this Annual Report on Form 10-K].

                         (27)  Financial Data Schedule

                               Registrant's financial data schedule [filed electronically herewith as Exhibit (27) to this Annual Report on Form 10-K].

                 (b)     Reports on Form 8-K:

                         The following Current Report on Form 8-K was filed
during the quarter ended December 31, 1994.

                               On December 7, 1994, a Current Report on Form 8-K was filed in connection with the amendment and subsequent termination of a coal sales agreement, dated December 22, 1966, between Registrant's subsidiary, Helvetia Coal Company and its customer and the announcement that a new coal sales agreement had been executed to replace the one terminated.

                 (c)     Exhibits to this Form 10-K:

                         All of the following exhibits, except Exhibit (27) which is filed electronically, are filed herewith in a separate binder:

                                                                          Page
                                                                          ----
                         Exhibit (10E) --  Amendments to
                                           Registrant's Pension
                                           Plan                             42

                         Exhibit (13)  --  Annual Report to
                                           Shareholders for 1994            47

                         Exhibit (21)  --  Subsidiaries of Registrant       79

                         Exhibit (27)  --  Financial Data Schedule           X

                 (d)     Financial Statement Schedules

                                                                          Page
                                                                          ----
                         Schedule I    --  Condensed Financial
                                           Information of Registrant        30
                         Schedule II   --  Valuation and Qualifying
                                           Accounts                         35

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCHESTER & PITTSBURGH COAL COMPANY



                                           By: /s/ THOMAS W. GARGES, JR.
                                               ---------------------------------
                                               Thomas W. Garges, Jr.,
                                               President and Chief Executive
                                               Officer

Date:  March 23, 1995

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         SIGNATURE                     TITLE                          DATE
         ---------                     -----                          ----
/s/THOMAS W. GARGES, JR.          President and Chief                 March 23, 1995
--------------------------           Executive Officer
Thomas W. Garges, Jr.                (Principal Executive Officer)



/s/GEORGE M. EVANS                Vice President and                   March 23, 1995
--------------------------           Treasurer
George M. Evans                      (Principal Financial Officer)
                                     (Principal Accounting Officer)



/s/WILLIAM G. KEGEL               Chairman of the Board                March 23, 1995
--------------------------           of Directors
William G. Kegel



/s/PETER ISELIN                   Vice President--Finance              March 23, 1995
--------------------------           and Director
Peter Iselin



/s/DAVID H. DAVIS                 Director                             March 23, 1995
--------------------------
David H. Davis



                                  Director                             March 23, 1995
--------------------------
Columbus O'D. Iselin, Jr.





/s/NORMAN S. SMITH                Director                            March 23, 1995
--------------------------
Norman S. Smith



/s/JOHN J. SCHRODER, JR.          Director                            March 23, 1995
--------------------------
John L. Schroder, Jr.



                                  Director                            March   , 1995
--------------------------
O'Donnell Iselin II



/s/L. BLAINE GRUBE                Director                            March 23, 1995
--------------------------
L. Blaine Grube



/s/GORDON B. WHELPLEY, JR.        Director                            March 23, 1995
--------------------------
Gordon B. Whelpley, Jr.



/s/THOMAS M. HYNDMAN, JR.         Director                            March 23, 1995
-------------------------
Thomas M. Hyndman, Jr.





                           ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a)(1) and (2) and ITEM 14(c) and (d)

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                      ROCHESTER & PITTSBURGH COAL COMPANY

                             INDIANA, PENNSYLVANIA

ERNST & YOUNG LLP   One Oxford Centre          Phone:  412-644-7800
                    Pittsburgh, Pennsylvania  15222





                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Rochester & Pittsburgh Coal Company

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Rochester & Pittsburgh Coal Company and subsidiaries of our report dated March 10, 1995, included in the 1994 Annual Report to Shareholders of Rochester & Pittsburgh Coal Company and subsidiaries.

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




                                                            ERNST & YOUNG LLP
                                                            Ernst & Young LLP



March 10, 1995

                         FINANCIAL STATEMENT SCHEDULES

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                               DECEMBER 31, 1994

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     ROCHESTER & PITTSBURGH COAL COMPANY


CONDENSED BALANCE SHEETS
(Dollars in thousands)


                                                               December 31
                                                ------------------------------------
ASSETS                                          1994            1993            1992
CURRENT ASSETS
  Cash and cash equivalents                     $  2,850        $  8,662         $  5,402
  Receivables from subsidiaries                    6,818           8,514            5,856
  Prepaid expenses and other current assets        1,348             755            1,205
  Income taxes receivable                          3,864           3,078              855
                                                --------        --------          -------
                                                  14,880          21,009           13,318

INVESTMENTS IN SUBSIDIARY COMPANIES
  Equity method                                  203,813         198,887          198,430

OTHER ASSETS
  Investment in marketable securities                856             711              711
  Miscellaneous                                    9,372           9,658            9,581
                                                 -------        --------          -------
                                                  10,228          10,369           10,292

PROPERTY, PLANT, AND EQUIPMENT                    52,371          52,277           52,027
  Less allowances for depreciation,
  depletion, and amortization                     24,623          23,500           22,392
                                                --------        --------          -------
                                                  27,748          28,777           29,635
                                                --------        --------          -------
                                                $256,669        $259,042         $251,675
                                                ========        ========         ========


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ROCHESTER & PITTSBURGH COAL COMPANY


CONDENSED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     December 31
                                                        ------------------------------------
                                                        1994           1993            1992
                                                        ----           ----            ----
CURRENT LIABILITIES
  Accounts payable:
    Trade accounts.................................  $  1,050        $    305       $     881
    Dividends......................................     2,063           2,063           2,065
    Subsidiaries...................................     8,313           7,168             439
  Other current liabilities........................       468           1,497           1,301
                                                     --------         -------        --------
                                                       11,894          11,033           4,686
OTHER LIABILITIES
  Loan from subsidiary.............................    30,000          30,000          30,000
  Payable to subsidiaries for federal income
    taxes..........................................     4,229           4,229           4,229
  Miscellaneous....................................     3,096           2,985           3,359
                                                     --------        --------        --------
                                                       37,325          37,214          37,588

SHAREHOLDERS' EQUITY
  Common stock.....................................    59,837          59,837          59,837
  Capital in excess of stated value................   133,170         133,177         133,195
  Retained earnings................................    42,360          45,723          44,176
                                                     --------        --------        --------
                                                      235,367         238,737         237,208
  Less treasury stock at cost......................    27,917          27,942          27,807
                                                     --------        --------        --------
                                                      207,450         210,795         209,401
                                                     --------        --------        --------
                                                     $256,669        $259,042        $251,675
                                                     ========        ========        ========


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ROCHESTER & PITTSBURGH COAL COMPANY


CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)



                                                              Years Ended December 31
                                                        ------------------------------------
                                                        1994            1993            1992
Management fees and royalties
  from subsidiaries..................................  $12,601         $12,724         $13,081
Interest, dividends, and other.......................    3,488           3,186           4,527
                                                       -------         -------         -------
                                                        16,089          15,910          17,608
Costs and expenses
  Selling, general and administrative................   10,593          11,801          11,087
  Interest on loan from subsidiary...................    2,109           1,765              20
  Miscellaneous......................................    3,413           3,776           4,453
                                                       -------         -------         -------
                                                        16,115          17,342          15,560
                                                       -------         -------         -------
    (LOSS) INCOME BEFORE INCOME TAXES, CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
      TAXES, AND EQUITY IN NET INCOME OF
      SUBSIDIARIES...................................      (26)         (1,432)          2,048

Income taxes.........................................     (101)         (1,049)            295
                                                       -------         -------         -------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING FOR INCOME TAXES AND
      EQUITY IN NET INCOME OF SUBSIDIARIES...........       75            (383)          1,753

Cumulative effect to January 1, 1993 of change
  in accounting for income taxes.....................        0             283               0
                                                       -------         -------         -------
    INCOME (LOSS) BEFORE EQUITY IN NET INCOME
      OF SUBSIDIARIES................................       75            (100)          1,753

Equity in net income of subsidiaries.................    2,391           7,183          12,437
                                                       -------         -------         -------
    NET INCOME.......................................   $2,466         $ 7,083         $14,190
                                                        ======          =======        =======


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ROCHESTER & PITTSBURGH COAL COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                 Years Ended December 31
                                         ---------------------------------------
                                          1994            1993            1992

OPERATING ACTIVITIES
 Net income                             $  2,466        $  7,083        $ 14,190
 Adjustments for non-cash items            8,284           9,747          (5,206)
 Changes in certain assets and
  liabilities (using or
  providing cash)                          1,282           1,774           4,883
                                        --------        --------        --------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES                            12,032          18,604          13,867
                                        --------        --------        --------
INVESTING ACTIVITIES
 Investments in subsidiaries             (40,000)        (10,000)        (59,589)
 Return of subsidiary capital             27,000               0             500
 Acquisition of property, plant,
  and equipment                             (183)           (312)         (1,264)
 Proceeds from sale of property,
  plant, and equipment                       479             284             106
 Net sales (acquisitions) of
  investments                                  0               0          13,288
                                        --------        --------        --------
   NET CASH USED IN INVESTING
    ACTIVITIES                           (12,704)        (10,028)        (46,959)
                                        --------        --------        --------
FINANCING ACTIVITIES
 Loan from subsidiary                          0               0          30,000
 Cash dividends paid                      (5,158)         (5,163)         (5,173)
 Acquisition of treasury stock-net            18            (153)         (2,495)
                                        --------        --------        --------
   NET CASH (USED IN) PROVIDED
    BY FINANCING ACTIVITIES               (5,140)         (5,316)         22,332
                                        --------        --------        --------
   INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  (5,812)          3,260         (10,760)
 Cash and cash equivalents at
  beginning of year                        8,662           5,402          16,162
                                        --------        --------        --------
   CASH AND CASH EQUIVALENTS AT
     END OF YEAR                        $  2,850        $  8,662        $  5,402
                                        ========        ========        ========


         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     ROCHESTER & PITTSBURGH COAL COMPANY

                   Notes to Condensed Financial Statements

Note A - Basis of Presentation

In the parent company -- only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Dividends received from subsidiaries were $9,700,000 in 1994, $16,350,000 in 1993, and $7,000,000 in
1992. The parent company -- only financial statements should be read in conjunction with the Company's consolidated financial statements.

Note B - Guarantees

Eighty-Four Mining Company and Lucerne Land Company, subsidiaries of the Company, have $35,000,000 of long-term debt outstanding under senior fixed rate construction rates and an additional $50,000,000 available for borrowing under a revolving credit agreement as of December 31, 1994. Under the terms of these debt agreements, the Company has guaranteed the payment of all principal and interest. Of the amounts borrowed under the senior fixed rate construction notes, $3,000,000 is due in 1999 and the remainder thereafter. The maximum amounts available under the revolving credit agreement reduce to $44,500,000 in 1997, $22,500,000 in 1998, and $0 in 1999. In connection with the guaranty agreement, the Company has pledged securities having a market value of $26,354,000 which exceeds the loan covenant requirement of $25,000,000. Such securities have been borrowed, for purposes of this pledge only, from its subsidiary, Church Street Holdings, Inc.

Under the terms of certain of its self-insurance programs, the Company could be liable for obligations of its subsidiaries arising under laws related to occupational disease. The Company and these subsidiaries have established irrevocable trusts for black lung benefit funding which have assets which are sufficient to fund the related actuarial liability, except for the liability for employees hired in connection with the acquisition by a subsidiary of the Mine No. 84 properties which amounts to $6,222,000.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES
                            (DOLLARS IN THOUSANDS)



COL. A                                  COL. B                  COL. C                          COL. D                  COL. E
------                              -------------     ----------------------------           ---------------         ---------------
                                                                ADDITIONS
                                                      ----------------------------
                                                         COL. 1          COL. 2
                                      BALANCE           CHARGED         CHARGED TO
                                        AT              TO COSTS         OTHER                                          BALANCE AT
                                     BEGINNING          AND             ACCOUNTS-               DEDUCTIONS                END OF
DESCRIPTION                          OF PERIOD          EXPENSES        DESCRIBE                -DESCRIBE                 PERIOD
------------                        -------------      ------------    ------------           ---------------       ----------------
Year ended December 31, 1994:
Reserves:
Mine closing reserve                 $18,156             $  754         $1,072(1)                 $164(2)                $19,818
                                     =======             ======         ======                    ====                   =======
Surface mine reclamation
 reserve                             $   991             $  165         $   --                    $171(2)                $   985
                                     =======             ======         =======                   ====                   =======
Valuating allowance deducted
 from asset accounts:
Deferred income tax
 valuation allowance                 $ 4,498             $ (390)        $   --                   $ --                    $ 4,108
                                     =======             ======         ======                   ====                    =======
Year ended December 31, 1993:
Reserves:
 Mine closing reserve                $17,124             $  621         $1,051(1)                $640(2)                 $18,156
                                     =======             ======         ======                   ====                    =======
 Surface mine reclamation            $   569             $  613         $   --                   $191(2)                 $   991
  reserve                            =======             ======         ======                   ====                    =======

 Valuating allowance deducted
  from asset accounts:
 Deferred income tax
  valuation allowance                $    --             $4,498         $   --                   $ --                    $ 4,498
                                     =======             ======         ======                   ====                    =======
Year ended December 31, 1992:
Reserves:
 Mine closing reserve                $13,243             $1,371         $2,557(3)                $ 47(2)                 $17,124
                                     =======             ======         ======                   ====                    =======
 Surface mine reclamation
  reserve                            $ 1,241             $  133         $   --                   $805(2)                 $   569
                                     =======             ======         ======                   ====                    =======


----------------
(1) Interest earned on funds invested to meet reserve requirements.
(2) Expense incurred to satisfy previously reserved requirements.
(3) Of this amount, $1,057 represents interest earned on funds invested to meet reserve requirements, and $1,500 represents estimated mine closing obligations assumed with the purchase of Mine No. 84 properties in December 1992.

         3.      Exhibits

                                                                            Page
                                                                            ----
                 (10E)  Amendments to Registrant's Pension Plan               42

                 (13)   Annual Report to Shareholders for 1994                47

                 (21)   Subsidiaries of Registrant                            79

                 (27)   Financial Data Schedule -
                       (Filed Electronically)                                  X

