Form 10-Q
period 1995-03-31
ROCHESTER & PITTSBURGH COAL CO
filed 1995-05-15
CIK 84548

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                    --------------    -------------

                         Commission File No. 0-7181

                     ROCHESTER & PITTSBURGH COAL COMPANY
           (Exact name of registrant as specified in its charter)

          Pennsylvania                                     25-0761480
(State or other jurisdiction of                      (I.R.S. Employer Iden-
incorporation or organization)                           tification No.)

655 Church Street, Indiana, Pennsylvania                           15701
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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995. 3,439,275 shares.

                                        ROCHESTER & PITTSBURGH COAL COMPANY
                                                   AND SUBSIDIARIES

                                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (Amounts in thousands, except for outstanding shares and per share amounts)
                                                              Three Months Ended
                                                                   March 31
                                                       ------------------------------
                                                            1995            1994
                                                            ----            ----
Production Tonnage                                             982             1,401
                                                       ===========       ===========

Sales Tonnage                                                1,127             1,438
                                                       ===========       ===========

Sales                                                  $    44,533       $    52,474

Other Income:
  Interest and dividends                                       911               727
  Net investment gains                                         346               417
  Miscellaneous                                                608               665
                                                       -----------       -----------
                                                            46,398            54,283
Costs and Expenses:
  Cost of sales                                             44,701            47,295
  Depreciation, depletion, and amortization                  2,295             2,848
  Selling, general, and administrative                       1,671             1,910
  Interest                                                     900               436
  Miscellaneous                                                325               426
                                                       -----------       -----------

                                                            49,892            52,915
                                                       -----------       -----------

(Loss) Income Before Income Taxes                           (3,494)            1,368

Income Taxes                                                  (577)              802
                                                       ------------      -----------

Net (Loss) Income                                      $    (2,917)              566
                                                       ============      ===========

Net (Loss) Income Per Share                            $      (.85)      $       .16
                                                       ============      ===========

Average shares outstanding used in the
 computation of per share amounts                        3,439,142         3,438,669

Shares issued and outstanding at March 31                3,439,275         3,438,775

Cash dividends declared per share                      $       .30       $       .30

    See accompanying notes to consolidated condensed financial statements.

                                          ROCHESTER & PITTSBURGH COAL COMPANY
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (Dollars in thousands)
                                                         March 31         December 31
                                                           1995              1994
                                                       ------------       -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                            $     16,421       $    30,656
  Receivables                                                28,608            25,213
  Inventories and other current assets                       24,846            25,275
  Deferred income taxes                                       1,632             1,632
                                                       ------------       -----------
    Total Current Assets                                     71,507            82,776

Other Assets
  Investments in marketable securities                       42,941            46,838
  Funding for:
    Workers' compensation benefits                           19,403            19,521
    Mine closing reserves                                     9,190             8,956
  Deferred income taxes                                       6,896             7,211
  Miscellaneous                                              14,926            15,523
                                                       ------------       -----------
                                                             93,356            98,049

Property, plant, and equipment                              426,400           404,962
Less allowances for depreciation, depletion,
 and amortization                                           178,747           174,793
                                                       ------------       -----------
                                                            247,653           230,169
                                                       ------------       -----------
                                                       $    412,516       $   410,994
                                                       ============       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current Liabilities
  Accounts payable                                     $     11,028       $    19,140
  Accrued liabilities                                        13,834            11,484
  Current maturities of long-term debt                       12,683             2,007
                                                       ------------       -----------
    Total Current Liabilities                                37,545            32,631

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                             40,894            39,965
  Mine closing reserves                                      20,205            19,818
  Other postretirement benefits                              23,171            20,586
  Deferred income taxes                                       5,513             4,542
  Miscellaneous                                               9,756            10,309
  Long-term debt (less current maturities)                   71,480            75,693
                                                       ------------       -----------
                                                            171,019           170,913



Shareholders' Equity
  Common stock issued, 3,989,121 shares                      59,836            59,837
  Capital in excess of stated value                         133,162           133,170
  Retained earnings                                          38,845            42,360
                                                       ------------       -----------
                                                            231,843           235,367
  Less treasury stock at cost - 549,846 and
   550,346 shares                                            27,891            27,917
                                                       ------------       -----------
                                                            203,952           207,450
                                                       ------------       -----------
                                                       $    412,516       $   410,994
                                                       ============       ===========


     See accompanying notes to consolidated condensed financial statements.

                                          ROCHESTER & PITTSBURGH COAL COMPANY
                                                   AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)
                                                              Three Months Ended
                                                                   March 31
                                                           ------------------------
                                                              1995             1994
                                                              ----             ----
OPERATING ACTIVITIES
  Net income                                               $  (2,917)       $     566
  Adjustments for non-cash items                               2,721            3,388
  Changes in certain assets and liabilities
   (using) or providing cash                                  (2,854)          (5,941)
                                                           ---------        ---------
      NET CASH USED IN OPERATING
       ACTIVITIES                                             (3,050)          (1,987)
                                                           ---------        ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                           11,173            9,295
  Acquisition of investments                                  (6,280)          (1,515)
Acquisition and development of
   property, plant, and equipment                            (19,702)         (13,481)
  Proceeds from sale of property, plant, and
   equipment                                                     164              165
                                                           ---------        ---------
      NET CASH USED IN INVESTING ACTIVITIES                  (14,645)          (5,536)
                                                           ---------        ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                     8,725           39,925
  Payments on borrowings                                      (2,187)         (38,583)
  Cash dividends paid                                         (3,095)          (3,095)
  Treasury stock issued                                           17               19
                                                           ---------        ---------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                     3,460           (1,734)
                                                           ---------        ---------

      (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                           (14,235)          (9,257)

  Cash and cash equivalents at beginning of year              30,656           22,737
                                                           ---------        ---------

      CASH AND CASH EQUIVALENTS AT MARCH 31                $  16,421        $  13,480
                                                           =========        =========










SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)              $   1,172        $     305
                                                           =========        =========

  Income taxes paid (tax refunds received)                 $     135        $    (455)
                                                           =========        =========


     See accompanying notes to consolidated condensed financial statements.

                     ROCHESTER & PITTSBURGH COAL COMPANY
                              AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1995


Note A - Basis for Presentation
- -------------------------------

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1994.

                ROCHESTER & PITTSBURGH COAL COMPANY
                         AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL POSITION
                         March 31, 1995




      The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying
Consolidated Condensed Statements of Income and (2) financial position since December 31, 1994:


Results of Operations
- ---------------------

            The first quarter of 1995 was a difficult one for the Company. Certain operating problems experienced in 1994 at the Company's Keystone Coal Mining Corporation subsidiary have continued in 1995. Another subsidiary, Helvetia Coal Company, commenced deliveries under a new base price, long-term coal sales agreement which replaced the previous cost-plus agreement. Production and sales tonnages for the current quarter were 30% and 22%, respectively, lower than in the first quarter of 1994.

            Keystone tonnage sold has been limited by problems experienced in conjunction with major modifications made to its coal cleaning plant in 1994 and which resulted in a substantial buildup of unprocessed coal inventories. These cleaning plant operating problems are due in part to deterioration in raw coal quality attributable to a greater portion of Keystone production coming from thinner coal seams than in the past. Further modifications to the cleaning plant are presently in process and are due to be completed early in the third quarter. As a result, Keystone sales tonnage was approximately 220,000 tons lower in the current quarter than in the first quarter of 1994 while its production was approximately 300,000 tons lower in the current quarter than in the first quarter of 1994 which, as previously reported, was adversely impacted by weather and other operating difficulties. Keystone's operating costs in the first quarter exceeded by $4.7 million its sales revenue which, while determined under a cost-plus pricing mechanism, is subject to a maximum price cap. This pretax loss was the result of the cleaning plant problems, poor geological conditions at several mines, an overall decline in productivity, and costs incurred in conjunction with the curtailment of production for a five-week period beginning March 11, 1995 in order to reduce the inventory of unprocessed coal.

            While the cleaning plant modifications are underway, Keystone management is addressing the need for substantial improvements in productivity and reductions in overall operating costs. In this regard, recent discussions with Keystone's customer have preliminarily explored appropriate revisions to Keystone's long-term coal sales agreement to both reduce the selling price for the coal and restore Keystone to acceptable levels of profitability. Resolution of these preliminary discussions may involve reductions in the annual rate of future coal deliveries from Keystone's mines and the conversion from a cost-plus pricing mechanism to a base price plus escalation agreement.

            Helvetia's production and sales tonnages were approximately 150,000 tons and 180,000 tons, respectively, lower than 1994 levels. As previously reported, Helvetia closed its Lucerne #8 and Lucerne #9 mines in the fourth quarter of 1994 due to the depletion of reserves. A new mine is nearing completion of development. Because productivity at Helvetia's other deep mine was not at anticipated levels, Helvetia sustained an operating loss for the quarter.

             Development of the Company's Eighty-Four Mining Company subsidiary mine is progressing with the first longwall mining system scheduled to be in operation during the third quarter of this year. The mine will continue to be in the development stage until 1997 when a second longwall mining system is scheduled to be operational at which time the mine will be at its expected capacity of 6.6 million annual tons. Eighty-Four Mining Company's results, other than its provision for income taxes, are not included in the accompanying Consolidated Condensed Statements of Income since it is in the development stage.

            The increase in interest and dividend income in 1995 is due to a combination of higher amounts invested and an increase in interest rates from those in effect during the first quarter of 1994.

            The decrease in depreciation, depletion, and amortization in the first quarter of 1995 was primarily due to the decline in tons produced.

            Selling, general, and administrative expenses were lower in the current quarter due to a reduction in costs and an increase in the allocation of these expenses to Eighty-Four Mining Company.


            Interest expense was higher in 1995 than in 1994 due to higher prime interest rates and increased amounts borrowed to finance the buildup of Keystone's coal inventories. Interest expense incurred by the Company's Eighty-Four Mining Company subsidiary is being capitalized due to it being in the development stage.

            The Company's credit provisions for income taxes is lower than would normally be expected due to higher income tax provisions being recorded for the Eighty-Four Mining Company subsidiary.

Liquidity and Capital Resources
- -------------------------------

            The decrease in the Company's working capital to $34 million at March 31, 1995 was principally due to the classification as a current liability of $11.5 million in borrowings under Keystone's line of credit due March 31, 1996. As of March 31, 1995, Keystone had $3.8 million available to borrow under its financing agreements and Eighty-Four Mining Company had borrowed $6 million of the $50 million available under its revolving credit agreement. Helvetia has utilized internally generated funds for development of its new mine and construction of its new coal preparation plant. In view of the first quarter operating results and continuing problems with Keystone's operations, the Company reduced its quarterly dividend payable June 1, 1995 from $.30 per share to $.15 per share. This rate will be reviewed as the year progresses.









































<PAGE >  11


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

                             ROCHESTER & PITTSBURGH COAL COMPANY



                                         THOMAS W. GARGES, JR.
                                         Thomas W. Garges, Jr.
                               President and Chief Executive Officer



                                            GEORGE M. EVANS
                                            George M. Evans
                                     Vice President and Treasurer



Date:  May 15, 1995

                                EXHIBIT INDEX

                    Exhibit 27 - Financial Data Schedule