Form 10-Q
period 1995-06-30
ROCHESTER & PITTSBURGH COAL CO
filed 1995-08-14
CIK 84548

WASHINGTON, D.C.  20549


			    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995. 3,439,275 shares.

			    ROCHESTER & PITTSBURGH COAL COMPANY
				     AND SUBSIDIARIES
			   CONSOLIDATED CONDENSED BALANCE SHEETS
				  (Dollars in thousands)
						 June 30      December 31
						   1995          1994
					       ------------   -----------
		    ASSETS
		    ------
Current Assets
  Cash and cash equivalents                    $     17,844    $   30,656
  Receivables                                        28,094        25,213
  Inventories and other current assets               18,993        25,275
  Deferred income taxes                               1,632         1,632
					       ------------   -----------
    Total Current Assets                             66,563        82,776

Other Assets
  Investments in marketable securities               41,167        46,838
  Funding for:
    Workers' compensation benefits                   16,753        19,521
    Mine closing reserves                             9,368         8,956
  Deferred income taxes                               7,881         7,211
  Miscellaneous                                      14,575        15,523
					       ------------   -----------
						     89,744        98,049

Property, plant, and equipment                      453,259       404,962
 and amortization                                   183,245       174,793
					       ------------   -----------
						    270,014       230,169
					       ------------   -----------
					       $    426,321    $  410,994
					       ============   ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                             $      9,762    $   19,140
  Accrued liabilities                                15,552        11,484
  Current maturities of long-term debt                9,028         2,007
					       ------------   -----------
    Total Current Liabilities                        34,342        32,631

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                     42,349        39,965
  Mine closing reserves                              20,615        19,818
  Other postretirement benefits                      25,242        20,586
  Deferred income taxes                               6,471         4,542
  Miscellaneous                                       9,889        10,309
  Long-term debt (less current maturities)           86,320        75,693
					       ------------   -----------
						    190,886       170,913

Shareholders' Equity
  Common stock issued, 3,989,121 shares              59,837        59,837
  Capital in excess of stated value                 133,161       133,170
  Retained earnings                                  35,986        42,360
					       ------------   -----------
						    228,984       235,367
  Less treasury stock at cost - 549,846 and
   550,346 shares                                    27,891        27,917
					       ------------   -----------
						    201,093       207,450
					       ------------   -----------
					       $    426,321    $  410,994
					       ============   ===========

     See accompanying notes to consolidated condensed financial statements.

                            ROCHESTER & PITTSBURGH COAL COMPANY
				     AND SUBSIDIARIES

			CONSOLIDATED CONDENSED STATEMENTS OF INCOME
	(Amounts in thousands, except for outstanding shares and per share amounts)
				   Three Months Ended             Six Months Ended
					June 30                        June 30
				   ------------------            ------------------
				   1995          1994            1995          1994
				   ----          ----            ----          ----
Production Tonnage                   1,071          1,378          2,053          2,779
			       ===========    ===========     ==========    ===========

Sales Tonnage                        1,259          1,526          2,439          2,964
			       ===========    ===========     ==========    ===========
Sales                          $    49,928    $    55,243         94,461        107,717

Other Income:
  Interest and dividends               938            677          1,849          1,404
  Net investment gains                 302           (141)           648            276
 Miscellaneous                         879            615          1,487          1,279
			       -----------    -----------     ----------    -----------
				    52,047         56,394         98,445        110,676
Costs and Expenses:
  Cost of Sales                     50,522         49,264         95,223         96,559
  Depreciation, depletion,
   and amortization                  2,726          3,005          5,021          5,853
  Selling, general,
   and administrative                1,581          1,818          3,252          3,728
  Interest                             848            488          1,748            924
  Miscellaneous                        292            218            617            643
			       -----------    -----------     ----------    -----------

				    55,969         54,793        105,861        107,707
			       -----------    -----------     ----------    -----------
(Loss) Income Before
 Income Taxes                       (3,922)         1,601         (7,416)         2,969

Income Taxes                          (942)           299         (1,519)         1,101
			       -----------    -----------     ----------    -----------

Net (Loss) Income              $    (2,980)   $     1,302      $ ( 5,897)   $     1,868
			       ===========    ===========     ==========    ===========

Net (Loss) Income Per Share    $      (.86)   $       .38      $   (1.71)   $       .54
			       ===========    ===========     ==========    ===========

Average shares outstanding
 used in the computation
 of per share amounts            3,439,275      3,438,775      3,439,209      3,438,723

Shares issued and outstanding
 at June 30                      3,439,275      3,438,775      3,439,275      3,438,775

Cash dividends declared
 per share                     $       .15    $       .30      $     .45    $       .60

     See accompanying notes to consolidated condensed financial statements.

			    ROCHESTER & PITTSBURGH COAL COMPANY
				     AND SUBSIDIARIES
		      CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
				  (Dollars in thousands)

						       Six Months Ended
							  June 30
						 -----------------------
						     1995          1994
						     ----           ----
OPERATING ACTIVITIES
  Net income                                      $  (5,897)     $  1,868
  Adjustments for non-cash items                      4,383         9,474
  Changes in certain assets and liabilities
   (using) or providing cash                         11,184        (5,839)
						  ---------     ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                     9,670         5,503
						  ---------     ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                  19,121        17,375
  Acquisition of investments                        (11,253)       (6,609)
  Acquisition and development of
   property, plant, and equipment                   (44,845)      (27,262)
  Proceeds from sale of property, plant, and
   equipment                                            441           523
						  ---------     ---------
      NET CASH USED IN INVESTING ACTIVITIES         (36,536)      (15,973)
						  ---------     ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                           69,025        95,238
  Payments on borrowings                            (51,377)      (83,294)
  Cash dividends paid                                (3,611)       (4,126)
  Treasury stock issued                                  17            19
						  ---------     ---------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                           14,054         7,837
						  ---------     ---------

      (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                  (12,812)       (2,633)

  Cash and cash equivalents at beginning of year     30,656        22,737
						  ---------     ---------

      CASH AND CASH EQUIVALENTS AT JUNE 30        $  17,844      $ 20,104
						  =========     =========








SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)     $   1,783      $    634
						  =========     =========

  Income taxes paid (tax refunds received)        $     380      $   (185)
						  =========     =========

     See accompanying notes to consolidated condensed financial statements.


















































	       ROCHESTER & PITTSBURGH COAL COMPANY
			 AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
			  June 30, 1995


Note A - Basis for Presentation
-------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the six month period ended June
30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10K for the year ended December 31, 1994.

Note B
------

     In July 1995, the Keystone Coal Mining Corporation lenders and the lenders to the Eighty-Four Mining Company project separately amended a portion of the respective loan agreements in order to reset several of the loan covenants for future periods.
In addition, these lenders waived the applicability of certain covenants for the period ended June 30, 1995.




















	       ROCHESTER & PITTSBURGH COAL COMPANY
			AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		OPERATIONS AND FINANCIAL POSITION
			  June 30, 1995


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying
Consolidated Condensed Statements of Income and (2) financial position since December 31, 1994:


Results of Operations
---------------------

     The Company's operating results for the second quarter reflect the continued poor performance of two of the Company's subsidiaries, Keystone Coal Mining Corporation and Helvetia Coal
Company.

     Keystone sales tonnage was approximately 125,000 tons and 345,000 tons lower for the three and six months ended June 30, 1995, respectively, than in similar periods of 1994. Keystone's tonnage sold was limited by problems experienced in conjunction with major modifications to its coal cleaning plant in 1994 which resulted in a substantial buildup of unprocessed inventories.
Further modifications to the coal cleaning plant were undertaken during the second quarter and successfully completed on July 15, 1995. As a result of better cleaning plant performance while the most recent modifications were in process and the effect of idling production at Keystone's deep mines from March 11 through mid-April, Keystone's unprocessed coal inventories declined by 155,000 tons and are expected to return to normal levels by the fourth quarter.

     Keystone's production for the three and six months ended
June 30, 1995 was 175,000 tons and 482,000 tons lower, respectively, than 1994's production for the same periods. In addition to the aforementioned idling of its mines in 1995, Keystone has experienced poor geological conditions at several mines and an overall decline in productivity. These factors resulted in a pretax loss at Keystone of $4.8 million in the second quarter and $9.5 million for the six months ended June 30, 1995. Keystone's revenue, while determined under a cost-plus pricing mechanism, is subject to a price cap which has been applicable in 1995.

     Helvetia, in 1995, is operating under a new base price long-term coal sales agreement which replaced the previous cost-plus agreement. Two of Helvetia's mines were closed late in 1994 and a new mine completed development in the second quarter of this year. Helvetia sales tonnage was 11% and 19% lower for the second quarter and first half of 1995, respectively, than in the prior year, while production tonnage was 30% lower than 1994 amounts for both the second quarter and year to date. Helvetia's other operating mine has experienced poor geological conditions and unacceptable productivity levels which have resulted in this subsidiary recording a pretax loss of $1.7 million for the six months ended June 30, 1995.

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

     The increase in interest and dividend income in 1995 is due to a combination of higher amounts invested and an increase in interest rates from those in effect during the first half of 1994.

     The decrease in depreciation, depletion, and amortization in 1995 was primarily due to the decline in tons produced and the inclusion in 1994 of the accelerated write-off of assets associated with the two Helvetia mines closed late in that year.

     Selling, general, and administrative expenses were lower in 1995 due to a reduction in costs and an increase in the allocation of these expenses to Eighty-Four Mining Company.

     Interest expense was higher in 1995 than in 1994 due to higher prime interest rates and increased amounts borrowed to finance the buildup of Keystone's coal inventories. Interest expense incurred by the Company's Eighty-Four Mining Company subsidiary is being capitalized due to it being in the development stage.

     The Company's credit provisions for income taxes in 1995 are lower than would normally be expected due to higher income tax provisions being recorded for the Eighty-Four Mining Company subsidiary.

     Management continues to address the need for substantial improvements in productivity and reduction in overall operating costs at Keystone's and Helvetia's mines. In this regard, Helvetia and Keystone each added a continuous haulage unit to their operations during the current quarter and another unit is scheduled to be operational at one of Keystone's mines in the third quarter. Discussions with Keystone's customers to explore appropriate revisions to Keystone's long-term coal sales agreement continue. As previously reported, resolution of these preliminary discussions may involve reductions in the annual rate of future coal deliveries from Keystone's mines and the conversion from a cost-plus pricing mechanism to a base price plus escalation agreement.




     The Company has granted an option to a third party for the sale of two tracts of surface land totalling approximately 400 acres, each of which includes a sizeable coal refuse pile. This option expires on November 30, 1995. The Company would have a significant profit from the sale of these properties if the option is exercised, which would have a positive effect on the Company's results of operations for the year.






Liquidity and Capital Resources
-------------------------------

	  The decrease in the Company's working capital to $32 million at June 30, 1995 was principally due to the classification as a current liability of $8.1 million in borrowings under Keystone's line of credit due March 31, 1996.
As of June 30, 1995, Keystone had $5.3 million available to borrow under its financing agreements and Eighty-Four Mining
Company had borrowed $21 million of the $50 million available under its revolving credit agreement. Helvetia has utilized internally generated funds for development of its new mine and construction of its new coal preparation plant. In view of the 1995 operating results, the Company reduced its quarterly dividend payable June 1, 1995 from $.30 per share to $.15 per share. A similar dividend was declared on July 27, 1995 payable
September 1, 1995. This rate will be reviewed as the year progresses.




























	       ROCHESTER & PITTSBURGH COAL COMPANY
			AND SUBSIDIARIES


		   PART II:  OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders.

     (a)  Registrant's Annual Meeting of Shareholders was held on
	  May 2, 1995. Of the 3,439,275 shares eligible to vote, 3,183,073 shares were represented in person or by proxy at the meeting.

     (c)  Messrs. Columbus O'D. Iselin, Jr., David H. Davis, John
	  L. Schroder, Jr., and Thomas W. Garges, Jr. were re-elected as Class B Directors of Registrant. A summary of votes for each Class B Director is as follows:

	       Columbus O'D. Iselin, Jr.
		    FOR                      3,144,838
		    WITHHELD                    38,235

	       David H. Davis
		    FOR                      3,141,833
		    WITHHELD                    41,240

	       John L. Schroder, Jr.
		    FOR                      3,167,005
		    WITHHELD                    16,068

	       Thomas W. Garges, Jr.
		    FOR                      3,168,368
		    WITHHELD                    14,705


     Ernst & Young, independent public accountants, was selected as Registrant's auditor for 1995. A summary of votes for, against, and abstentions is as follows:

		    FOR                      3,179,620
		    AGAINST                      2,965
		    ABSTAIN                        488

















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



				   THOMAS W. GARGES, JR.
				   Thomas W. Garges, Jr.
			   President and Chief Executive Officer



				      GEORGE M. EVANS
				      George M. Evans
				Vice President and Treasurer



Date:  August 14, 1995


































			  EXHIBIT INDEX

	      Exhibit 27 - Financial Data Schedule

