Form 10-Q
period 1995-09-30
ROCHESTER & PITTSBURGH COAL CO
filed 1995-11-14
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995. 3,439,275 shares.

                            ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Dollars in thousands)

                                                September      December 31
                                                   1995           1994
                                               ------------    -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                    $     18,620    $    30,656
  Receivables                                        31,383         25,213
  Inventories and other current assets               12,329         25,275
  Deferred income taxes                               1,632          1,632
                                               ------------    -----------
    Total Current Assets                             63,964         82,776

Other Assets
  Investments in marketable securities               38,721         46,838
  Funding for:
    Workers' compensation benefits                   16,737         19,521
    Mine closing reserves                             9,669          8,956
    Other postretirement benefits                     7,611             --
  Deferred income taxes                               8,668          7,211
  Miscellaneous                                      14,678         15,523
                                               ------------    -----------
                                                     96,084         98,049

Property, plant, and equipment                      506,710        404,962
Less allowances for depreciation, depletion,
 and amortization                                   187,579        174,793
                                               ------------    -----------
                                                    319,131        230,169
                                               ------------    -----------
                                               $    479,180    $   410,994
                                               ============    ===========




















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                             $     13,305    $    19,140
  Accrued liabilities                                14,664         11,484
  Short-term note payable                             6,750             --
  Current maturities of long-term debt                2,495          2,007
                                               ------------    -----------
    Total Current Liabilities                        37,214         32,631

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                     41,934         39,965
  Mine closing reserves                              21,050         19,818
  Other postretirement benefits                      48,259         20,586
  Deferred income taxes                               7,522          4,542
  Miscellaneous                                      13,197         10,309
  Long-term debt (less current maturities)          109,389         75,693
                                               ------------    -----------
                                                    241,351        170,913

Shareholders' Equity
  Common stock issued, 3,989,121 shares              59,837         59,837
  Capital in excess of stated value                 133,162        133,170
  Retained earnings                                  35,506         42,360
                                               ------------    -----------
                                                    228,505        235,367
  Less treasury stock at cost - 549,846 and
   550,346 shares                                    27,891         27,917
                                               ------------    -----------
                                                    200,614        207,450
                                               ------------    -----------
                                               $    479,179    $   410,994
                                               ============    ===========

     See accompanying notes to consolidated condensed financial statements.

                                 ROCHESTER & PITTSBURGH COAL COMPANY
                                          AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts in thousands, except for outstanding shares and per share amounts)

                             Three Months Ended            Nine Months Ended
                                September 30                  September 30
                            ---------------------         ---------------------
                              1995           1994           1995        1994
                              ----           ----           ----        ----
Production Tonnage             1,178          1,081        3,231        3,860
                         ===========    ===========    =========   ==========

Sales Tonnage                  1,448            944        3,887        3,908
                         ===========    ===========    =========  ===========

Sales                    $    53,443    $    37,288      147,904      145,005

Other Income:
  Interest and dividends       1,030            726        2,879        2,130
  Net investment gains           326            (39)         974          237
  Miscellaneous                  480            585        1,967        1,864
                         -----------    -----------    ---------  -----------
                              55,279         38,560      153,724      149,236
Costs and Expenses:
  Cost of sales               49,858         32,899      145,081      129,458
  Depreciation, depletion,
   and amortization            2,360          2,623        7,381        8,476
  Selling, general,
   and administrative          1,365          1,014        4,617        4,742
  Interest                       802            655        2,550        1,579
  Miscellaneous                  389            287        1,006          930
                         -----------    -----------    ---------  -----------

                              54,774         37,478    160,635        145,185
                         -----------    -----------  ---------    -----------
  Income (Loss) Before
  Income Taxes                   505          1,082     (6,911)         4,051

Income Taxes                     437            572     (1,082)         1,673
                         -----------    -----------  ---------    -----------

Net Income (Loss)        $        68    $       510  $ ( 5,829)   $     2,378
                         ===========    ===========  =========    ===========

Net Income (Loss)        $       .02    $       .15  $   (1.69)   $       .69
  Per Share              ===========    ===========  =========    ===========

Average shares outstanding
 used in the computation
 of per share amounts      3,439,275      3,438,775   3,439,231     3,438,740





Shares issued and
 outstanding at
 September 30              3,439,275      3,438,775   3,439,275     3,438,775

Cash dividends declared
 per share               $       .15    $     .30    $      .60   $       .90


     See accompanying notes to consolidated condensed financial statements.


                                 ROCHESTER & PITTSBURGH COAL COMPANY
                                          AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)


                                                       Nine Months Ended
                                                        September 30
                                                  -----------------------
                                                     1995           1994
                                                     ----           ----
OPERATING ACTIVITIES
  Net income (loss)                               $  (5,829)     $   2,378
  Adjustments for non-cash items                      7,198          9,537
  Changes in certain assets and liabilities
   (using) or providing cash                         12,476        (10,055)
                                                  ---------      ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                    13,845          1,860
                                                  ---------      ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                  27,003         20,993
  Acquisition of investments                        (16,496)       (10,924)
  Acquisition and development of
   property, plant, and equipment                   (73,658)       (45,661)
  Proceeds from sale of property, plant, and
   equipment                                            445          2,619
                                                  ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES         (62,706)       (32,973)
                                                  ---------      ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                          122,441        153,638
  Payments on borrowings                            (81,507)      (107,982)
  Cash dividends paid                                (4,127)        (5,158)
  Treasury stock issued                                  18             19
                                                  ---------      ---------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                           36,825         40,517
                                                  ---------      ---------

      (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                  (12,036)         9,404

  Cash and cash equivalents at beginning of year     30,656         22,737
                                                  ---------      ---------

      CASH AND CASH EQUIVALENTS AT SEPTEMBER 30   $  18,620      $  32,141
                                                  =========      =========







SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)     $   2,570      $   1,687
                                                  =========      =========

  Income taxes paid (tax refunds received)        $  (4,408)     $  (3,590)
                                                  =========      =========


     See accompanying notes to consolidated condensed financial statements.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       September 30, 1995

Note A - Basis for Presentation
-------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Long-term Debt
-----------------------

     In the third quarter of 1995, the Keystone Coal Mining Corporation lenders and the lenders to the Eighty-Four Mining Company project separately amended a portion of the respective loan agreements in order to reset several of the loan covenants for future periods. In addition, these lenders waived the applicability of certain covenants for the period ended September 30, 1995. Due to the losses incurred thus far in 1995, the Company has requested a waiver from the Eighty-Four lenders of certain restrictions relating to its declaration of dividends.

Note C - Other Postretirement Benefits and Black Lung Benefits
--------------------------------------------------------------

     In the current year, the Company's wholly-owned subsidiary Eighty-Four Mining Company, which acquired Mine 84 from a third party in December 1992, hired a significant number of miners whose last previous service was with the third party. Since the miners' prior service is included toward their 20 year vesting for postretirement health benefits, an accumulated postretirement benefit obligation of $13,400,000 was recognized for these recalled miners. In addition, the estimated past service costs for black lung for these recalled miners, amounting to $3,000,000 was recognized. These were recorded as adjustments to the original purchase price of the Mine 84 assets in the current quarter.

     As previously discussed in the footnotes to the annual financial statements, in connection with the new Homer City Coal Supply Agreement, the unrecognized cost of postretirement benefits attributable to service prior to January 1, 1995 of Helvetia employees is being reimbursed by the Homer City Station Owners over three years beginning in 1995.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL POSITION
                       September 30, 1995


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since December 31, 1994:


Results of Operations
---------------------

     The Company's Keystone Coal Mining Corporation subsidiary operations stabilized during the current quarter after experiencing significant losses in each of the first two quarters. Keystone's production for the three months ended September 30 was 140,000 tons, or 23%, higher than in the third quarter of 1994. However, on a year to date basis, Keystone's production was 340,000 tons, or 14%, below 1994 levels. In order to reduce Keystone's inventory of unprocessed coal resulting from problems experienced at its coal cleaning plant, Keystone curtailed production at its deep mines from March 11 through mid-April. Keystone has also experienced poor geological conditions at several mines and an overall decline in productivity in 1995. These factors resulted in a pretax loss at Keystone of $9.8 million for the nine months ended September 30, 1995.

     Keystone's sales tonnage, including coal purchased from others, for the three months ended September 30 was 515,000 tons higher than tonnage sold in the third quarter of 1994. On a year to date basis, Keystone sales are 171,000 tons, or 7%, higher than 1994 amounts. Keystone tonnage sold for the last half of 1994 and the first half of 1995 was limited by problems with major modifications to its coal cleaning plant in 1994 which resulted in the substantial buildup of inventory. Further modifications to the coal cleaning plant were undertaken during the second quarter and successfully completed on July 15, 1995. Since that time, the cleaning plant has been operating as designed and inventory quantities are approaching normal levels.

     Helvetia, in 1995, is operating under a new base price long-term coal sales agreement which replaced the previous cost-plus agreement.
Two of Helvetia's mines were closed late in 1994 and a new mine completed development in the second quarter of this year. It currently operates two mines. Helvetia's sales tonnage was 4% and 14% lower for the third quarter and first nine months of 1995, respectively, than in the prior year, while production tonnage was 23% and 27% lower for the third quarter and first nine months of 1995, respectively, than in 1994. Helvetia's older operating mine has experienced poor geological conditions and unacceptable productivity levels which have resulted in this subsidiary's recording pretax losses of $1.2 million for the current quarter and $2.9 million for the nine months ended September 30, 1995.

     The first longwall mining system was installed at the Company's Eighty-Four Mining Company subsidiary mine in September. The mine will continue to be in the development stage until 1997 when a second longwall mining system is scheduled to be operational at which time the mine will be at its expected capacity of 6.6 million annual tons. Eighty-Four Mining Company's results, other than its provision for income taxes, are not included in the accompanying Consolidated Condensed Statements of Income since it is in the development stage.

     The increase in interest and dividend income in 1995 is due to a combination of higher amounts invested and an increase in interest rates from those in effect during the corresponding nine months of 1994.

     The decrease in depreciation, depletion, and amortization in 1995 was primarily due to the decline in tons produced and the inclusion in 1994 of the accelerated write-off of assets associated with the two Helvetia mines closed late in that year.

     Selling, general, and administrative expenses were higher for the third quarter of 1995 when compared to 1994 amounts which included a favorable adjustment for certain state tax accruals.

     Interest expense was higher in 1995 than in 1994 due to higher prime interest rates and increased amounts borrowed to finance the buildup of Keystone's coal inventory. The Company's Eighty-Four Mining Company subsidiary's interest expense is being capitalized due to its being in the development stage.

     Higher income tax provisions recorded for the Eighty-Four subsidiary resulted in higher overall effective tax rates in the current quarter as well as a lower credit provision than would normally be expected for the current year to date.

     Management continues to address the need for substantial improvements in productivity and reduction in overall operating costs at Keystone's and Helvetia's mines. In this regard, Helvetia and Keystone each added a continuous haulage unit to their operations during both the second and third quarters. Discussions with Keystone's customers to explore appropriate revisions to Keystone's long-term coal sales agreement continue. As previously reported, resolution of these preliminary discussions may involve reductions in the annual rate of future coal deliveries from Keystone's mines and the conversion from a cost-plus pricing mechanism to a base price plus escalation agreement.

     The Company has granted an option to a third party for the sale of two tracts of surface land totalling approximately 400 acres, each of which includes a sizeable coal refuse pile. This option expires on November 30, 1995. The Company would have a significant profit from the sale of these properties if the option is exercised.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1995 was $27 million. The Company's Keystone subsidiary is in the process of extending its line of credit facility beyond March 31, 1996. Helvetia has utilized internally generated funds for development of its new mine and construction of its new coal preparation plant, both of which became operational in the first half of 1995. As of September 30, 1995, Keystone had $4.7 million available to borrow under its financing agreements and Eighty-Four Mining Company had borrowed $29 million of the $50 million available under its revolving credit agreement. During the current quarter, Eighty-Four successfully concluded $17 million of lease financing for its first longwall mining system which was installed in September. This transaction was recorded as a capitalized lease.

     In view of the operating results, the Company reduced its quarterly dividends payable June 1 and September 1, 1995 from $.30 per share to $.15 per share.

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

                         ROCHESTER & PITTSBURGH COAL COMPANY



                                   THOMAS W. GARGES, JR.
                                   Thomas W. Garges, Jr.
                           President and Chief Executive Officer



                                      GEORGE M. EVANS
                                      George M. Evans
                                Vice President and Treasurer



Date:  November 14, 1995

                          EXHIBIT INDEX

              Exhibit 27 - Financial Data Schedule