Form 10-K405
period 1995-12-31
ROCHESTER & PITTSBURGH COAL CO
filed 1996-04-12
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ---------------
Commission file number 0-7181

                      ROCHESTER & PITTSBURGH COAL COMPANY
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                            25-0761480
- -------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

655 Church Street, Indiana, Pennsylvania                        15701
- ----------------------------------------                    --------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 412-349-5800 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
- -------------------                                     -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of March 8, 1996, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $54,095,057.

Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 8, 1996: 3,440,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995 in Parts I, II and IV.

2. Portions of Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders in Part III.

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                              ----------------  -----------------
Commission file number 0-7181

                     ROCHESTER & PITTSBURGH COAL COMPANY
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                             25-0761480
- -------------------------------                             ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

655 Church Street, Indiana, Pennsylvania                         15701
- ----------------------------------------                     --------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  412-349-5800
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                              on which registered
     -------------------                              -----------------------
              None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                         -----------------------------
                                (Title of class)

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
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---

As of March 8, 1996, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $54,095,057.

Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 8, 1996: 3,440,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995 in Parts I, II and IV.

2. Portions of Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders in Part III.

                                     PART I

ITEM 1.  BUSINESS.

                 (a)  GENERAL DEVELOPMENT OF BUSINESS.

                 Registrant and its predecessors have been engaged in the mining of coal in central and western Pennsylvania since 1881. Since the mid-1960's, Registrant and its subsidiaries have been principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants located adjacent to or near Registrant's mines. Substantially all of these sales have been made pursuant to long-term coal supply contracts. During 1995, sales to the utility customers of Registrant's subsidiaries were at or near minimum contract requirements. In 1992, through a subsidiary, Registrant acquired coal properties and an underground coal mine in southwestern Pennsylvania. Development and rehabilitation work continued at this mine in 1995. When such work is completed, which is anticipated in 1997, Registrant will be engaged, as a material portion of its planned operations, in the general eastern utility coal market in addition to the sales of coal pursuant to long-term coal supply contracts.

                 (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                 Registrant is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

                 (c)  NARRATIVE DESCRIPTION OF BUSINESS.

                 Registrant, through its subsidiaries, is currently principally engaged in deep and, to a minor extent, surface mining of bituminous steam coal in Pennsylvania. A majority of Registrant's deep-mined production in 1995 was sold pursuant to two long-term coal supply contracts, described below, to two mine-mouth electric generating plants adjacent to or near its mines. Steam coal is not suitable for metallurgical use because of excessive levels of ash or sulphur.

                 United Eastern Coal Sales Corporation ("United Eastern"), a wholly-owned subsidiary, is a coal broker and sales agent which buys and sells, either as principal or agent, coal produced in the United States. Registrant's wholly-owned subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited ("R&P Canada"), is engaged in the sale of coal to customers in Canada. United Eastern and R&P Canada serve customers principally in the Mid-Atlantic states and the Province of Ontario.

                 Leatherwood, Inc. ("Leatherwood"), a wholly-owned subsidiary of Registrant, is engaged in developing solid waste management facilities. In 1995, the Pennsylvania Department of Environmental Protection (the "DEP") issued a permit to operate a 1,500 ton-per-day municipal solid waste landfill in Jefferson County, Pennsylvania. Various local governmental entities have appealed the issuance of the permit by the DEP. Leatherwood has made no decision with respect to commencement of construction of the landfill. This facility is also designed to accept residual waste. Three Pennsylvania counties have designated this landfill as a primary disposal facility in their statutorily-required county master plan for the disposal of solid waste. Discussions with other counties and waste collectors are continuing. Two contracts with collection companies or brokers have been executed.

                 In 1992, Registrant established two wholly-owned subsidiaries, Eighty-Four Mining Company ("Eighty-Four") and Lucerne Land Company ("Lucerne Land"), which acquired coal properties and Mine No. 84 from Bethlehem Steel Corporation and affiliated entities ("Bethlehem") on December 31, 1992. The final purchase price of Mine No. 84 was $53.6 million after taking into account post-closing adjustments.

                 Since February 1993, Eighty-Four has been engaged in the renovation, rehabilitation, and replacement of key operating systems. Part of this work, which included installation of a new five-mile long, 6,700 ton per hour underground belt conveyor system, a new portal and ventilating shaft and other underground rehabilitation work, construction of new above-ground coal storage and unit-train load out facilities, is completed. Other work, including upgrading coal handling and preparation facilities and development work to accommodate the installation of the first of the two planned longwall mining units was completed in 1995. The first longwall commenced operations in the third quarter of 1995; the second unit is scheduled to commence operations in 1997. When full capacity is reached, which is expected to occur in 1997, Eighty-Four's facilities will permit production of approximately 7.0 million tons of coal per year. In connection with the development of the longwall panels and the initiation of mining in longwall panels, one of which was completed in 1995, Eighty-Four produced 1,344,189 tons of coal in 1995 all of which were sold in the commercial market to twelve customers, of whom ten were electric utilities and two were steel companies.

                 In September 1995, the DEP issued an amended Coal Mining Activity Permit (the "Permit") to Eighty-Four. The Permit approved the mining plan for Mine No. 84 and sets forth requirements for the protection of surface structures and facilities. A citizens group, a township and two local utility companies have filed separate appeals of various provisions of the Permit. Eighty-Four has also appealed certain provisions. See also Item 3 hereof.

                 The properties acquired from Bethlehem are estimated to contain approximately 175 million saleable(1) tons of high quality Pittsburgh Seam steam and metallurgical coal, of which approximately 80 million tons are within Eighty-Four's current mine plan which provides for mining through 2008. The 175 million ton estimate, which was developed by Registrant's Geology


- --------------------
     (1) Saleable means total coal mine output less tonnage rejected during processing for market.

and Engineering personnel and which is subject to continuing review and verification by them, is based upon review of data and test results provided by Bethlehem, data available from outside sources, application of generally accepted mining practices in the geographic area of mining, and generally accepted mining practices in the Pittsburgh Seam utilizing longwall mining techniques.

                 During 1995, efforts to secure arrangements or contracts for the sale of coal by Eighty-Four continued. As a result of such efforts, Eighty-Four expects to sell approximately 3.6 million tons of coal from Mine No. 84 in 1996 to utility and industrial customers, in either spot market sales or under longer term contracts none of which is expected to extend beyond 1999. The coal from Mine No. 84, however, is of such quality that it should position Registrant to respond to the increased demand for coal that meets the air quality standards under Phase I of the Clean Air Act. Longer-term demand for this lower sulphur coal should remain strong because, after cleaning, the coal will remain a cost-effective product for electric generating stations utilizing scrubbers. Additionally, a significant portion of the coal from Mine No. 84 has historically been sold on the domestic and international metallurgical market and, after initial tests by potential customers, favorable results have been obtained. As noted above, two such contracts for metallurgical use were entered into in 1995, and in 1996, Mine No. 84 will ship its first coal to an international customer. Marketing activities undertaken by Eighty-Four have been directed to a diverse geographic and customer base, thus reducing reliance upon a single customer, group of customers, or type of market while enabling price escalation risks to be partially hedged due to the varying contract durations anticipated.

                 Registrant's wholly-owned subsidiary, Keystone Coal Mining Corporation ("KCMC") is a party to a coal supply agreement effective as of January 1, 1991 (the "Keystone Agreement") with the seven public utilities (the "Keystone Owners") that own the Keystone Steam Electric Station (the "Keystone Station") near Shelocta, Pennsylvania. The Keystone Agreement amended, extended, and restated an earlier agreement dated January 1, 1972, among the same parties pursuant to which coal has been delivered to the Keystone Station by KCMC. The Keystone Agreement, which was further amended in 1995, has a term ending on December 31, 2004, and provides that KCMC will sell and deliver 3,250,000 tons annually subject to increase or decrease by up to 250,000 tons through 1999. In 1995, KCMC delivered 3,500,065 tons to the Keystone Station pursuant to the Keystone Agreement. Should the parties not agree to an extension of the Keystone Agreement beyond 2004, production and deliveries will decrease between 2000 and 2004 with an aggregate of 6,500,000 tons to be delivered during that five-year period. Substantially all of the coal sold pursuant to the Keystone Agreement is delivered by a series of conveyor belts directly from KCMC's mines (the "Keystone Mines") to the Keystone Station.

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

                 KCMC dedicated approximately 90 million tons of coal at January 1, 1991 pursuant to the Keystone Agreement which coal cannot be mined for sale to others without the Keystone Owners' consent. Substantially all of the dedicated coal properties are leased or subleased by KCMC from Registrant. Under certain conditions described in the Keystone Agreement, the Keystone Owners have the option to purchase all of the capital stock of KCMC at the net book value thereof at the time of exercising the option ($14,334,425 at December 31, 1995) or its net assets at book value, and to lease KCMC's coal properties from Registrant. In such event, Registrant would receive a royalty equal to approximately $1.03 per ton, a substantial portion of which would be adjusted for changes in the GNP Deflator from December 1990. See Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference. The Keystone Owners also have the right to terminate the Keystone Agreement effective at the end of 1999 or any calendar year thereafter, upon five years prior notice, if the Keystone Owners determine, in their sole discretion, that it is unlawful or commercially impracticable, in light of the then applicable governmental regulations, to operate the Keystone Station with the coal KCMC is able to produce. The Keystone Owners also have the right to terminate the Keystone Agreement if certain size and quality requirements are not met by KCMC.

                 In 1995, KCMC delivered 3,161,913 tons of coal from its Keystone Mines and 338,152 tons of purchased coal to the Keystone Station, compared with deliveries to the Keystone Station in 1994 of 2,709,355 tons of coal from its Keystone Mines and 196,624 tons of purchased coal.

                 Registrant's wholly-owned subsidiary, Helvetia Coal Company ("Helvetia"), is a party to a coal sales agreement effective January 1, 1995 (the "1995 Homer City Agreement") with the two public utilities (the "Homer City Owners") that own the Homer City Steam Electric Station (the "Homer City Station") near Homer City, Pennsylvania.

                 The 1995 Homer City Agreement provides that Helvetia will sell and deliver to the Homer City Owners approximately 14 million tons of coal through 2003 at an initial rate of 1.8 million tons of coal per year. Such coal is leased from Registrant. Coal sold pursuant to the 1995 Homer City

Agreement is delivered to the Homer City Station by conveyor belts and trucks. To enhance the quality of delivered coal and thereby gain the benefit of premiums under the pricing structure of the 1995 Homer City Agreement, Helvetia built a new coal cleaning plant (the "Helvetia Cleaning Plant") which began operation in February 1995.

                 The price paid by the Homer City Owners to Helvetia pursuant to the 1995 Homer City Agreement is a base price with escalation and adjustments based on the quality of the coal delivered. The 1995 Homer City Agreement also provides for early termination by either party under hardship provisions as defined in the 1995 Homer City Agreement and further allows the Homer City Owners to terminate the 1995 Homer City Agreement for their convenience, in which event they are required to make certain payments to Helvetia. See Note C of the Notes to Consolidated Financial Statements incorporated herein by reference.

                 In 1995, Helvetia delivered 1,421,383 tons of coal from its deep mines and 171,763 tons of purchased coal to the Homer City Station compared with deliveries to the Homer City Station in 1994 of 1,786,239 tons of deep-mined coal and 0 tons of purchased coal. In addition, in 1995, 2,372 tons of coal were delivered to the Homer City Station from production incidental to the development of a drift access to a new underground mine compared with 27,283 tons of coal from such development in 1994. In 1995, 4,593 tons of coal recovered from refuse were delivered to the Homer City Station.

                 In 1995, eight deep mines of Registrant's subsidiaries supplied coal to the Homer City and Keystone Stations. The mines are described in Item 2, to which reference is hereby made.

                 Registrant maintains comprehensive general liability and umbrella liability, pollution liability, and boiler and machinery insurance for all of its operations. Registrant also maintains business interruption and property damage insurance for all of its subsidiaries' operations and properties except for KCMC. KCMC is not fully insured for business interruption and property damage because it is able to recover such losses in whole or in part under the Keystone Agreement. Registrant has self-insurance programs for workers' compensation and has insurance coverage for catastrophic losses. Registrant also has automobile liability, fiduciary liability, and fidelity insurance.

                 The bituminous coal industry in general is intensely competitive. Although the majority of Registrant's coal production is currently sold pursuant to the Keystone and 1995 Homer City Agreements, because of the nature of the power supply system in the Mid-Atlantic Region of the United States, Registrant remains subject to material competition from other coal suppliers primarily as to price, coal quality, and environmental considerations, and other types of fuel, principally oil, natural gas, hydroelectric power, and nuclear fuel. That system is operated as a pool of electric power so that to the extent other sources of power within the system, or available to it, are cheaper than the power produced at the Keystone and Homer City Stations, the Keystone and Homer City

Owners could reduce the amount of power produced by those Stations and, consequently, the amount of coal purchased from Registrant under the Keystone and 1995 Homer City Agreements could be reduced.

                 During 1995, a portion of Registrant's surface-mined coal was sold to Helvetia. To the extent that Registrant is engaged in the wholesale and retail sale of coal, it constitutes a minor competitive factor in such industry and is in competition with other sellers of coal and other fuels, principally oil and natural gas.

                 Registrant's business is materially dependent on the Keystone Agreement and the 1995 Homer City Agreement, described herein. See also Note C of the Notes to the Consolidated Financial Statements incorporated herein by reference. Gross sales pursuant to the Keystone Agreement and the Homer City Agreement accounted for approximately 66% and 26%, respectively, of Registrant's sales in the year ended December 31, 1995. If the Owners of the Keystone and Homer City Stations were to use other stations not served by Registrant to meet a greater percentage of their power generation demand, or if power were procured from other sources, their requirements for the Keystone and Homer City Stations could decrease, and if such decrease were significant, the change could materially adversely affect the business of Registrant.

                 Information concerning backlog is not considered material to an understanding of Registrant's business.

                 At December 31, 1995, Registrant had an estimated recoverable(2) reserve base(3) in leased or owned properties in Armstrong, Indiana, Westmoreland, Washington, and other nearby Pennsylvania counties, of approximately 711 million tons of coal. During 1995, Registrant produced approximately 4,487,228 tons of coal excluding coal produced from Mine No. 84. Of the 711 million tons of estimated recoverable reserve base, approximately 79 million tons of coal (11%), are dedicated under the Keystone and 1995 Homer City Agreements. With the exception of 80 million of the 175 million saleable tons of coal acquired from Bethlehem, recovery of the remaining unassigned recoverable reserve base would require new mines which would entail substantial capital expenditures the amount of which cannot be estimated at this time. Registrant has made no decision regarding any new mines and, depending upon Registrant's continuing evaluation of economic conditions affecting the sale of coal in Registrant's

- ------------------------
     (2) Those portions of the reserve base that are owned or leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

     (3) Reserve base means those parts of an identified resource, proven and probable, that are currently economic, and some of those that are currently sub-economic that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics.

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

                 Registrant has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of Registrant's total assets, other than the development of Leatherwood and the acquisition and development of Mine No. 84 and coal reserves as noted above. While a substantial capital investment may ultimately be made in development of Leatherwood's projects, the amount of such investment has not yet been determined. Through December 31, 1995, Registrant has made an investment in the Mine No. 84 project of $100 million (including the $53.6 million adjusted purchase price) and will make additional investments in the form of loans or equity contribution in the future. During 1994, and as reported in a Form 8-K Current Report dated June 16, 1994, Eighty-Four and Lucerne Land entered into agreements for $85 million in long-term debt, $71 million of which was outstanding at December 31, 1995. In addition, Eighty-Four entered into a $17 million capital lease. Over the life of Mine No. 84, additional funding, including capital and operating leases to provide remaining funding requirements of the project, is anticipated. See also Notes B and D of the Notes to the Consolidated Financial Statements incorporated herein by reference.

                 Registrant's business is subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. In addition to prescribing civil and criminal penalties for violations, both the Federal Mine Safety and Health Act of 1977 and the Surface Mining Control and Reclamation Act of 1977 authorize the closure under certain circumstances of noncomplying operations. Pennsylvania statutes applicable to Registrant's mining operations are both more and less stringent than the federal statutes. Numerous federal and state laws and regulations pertaining to the discharge of materials into the environment impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes have in the past and will in the future require substantial capital investments and may adversely affect productivity. Because of the inclusion of environmental-related elements in the normal expenditures for mine development and operation, environmental-related costs cannot be precisely isolated but Registrant does not believe such costs have materially adversely affected Registrant's financial condition. See also Item 3 hereof.

                 Both federal and state law and regulations impose sulphur emission standards, which will increase in stringency during the next several years, on uses of coal. However, substantially all of Registrant's coal is sold pursuant to the Keystone and 1995 Homer City Agreements, which contain no provisions warranting that the sulphur content of the coal will meet emission standards when burned. Should the cost of compliance as an element of production costs become burdensome, the competitive position and earnings of Registrant could be adversely affected. The impact of recent legislation on Registrant's business, especially the Clean Air Act Amendments of 1990, remains uncertain at this time. Registrant believes that improvements in clean coal technologies or in techniques to neutralize or treat emissions from generating stations are such that, with the benefit of such technologies, its coal will meet standards under currently enacted legislation. However, these amendments could have an adverse effect on the sales of coal to the Keystone Station and the Homer City Station (the "Stations"). Also, as described above, at the end of 1999 and any year thereafter, the Keystone Owners have the right to terminate the Keystone Agreement if it is unlawful or commercially impracticable, in light of then applicable government regulations, to operate the Keystone Station with the coal KCMC is able to produce. Moreover, in the event of the enactment of legislation or regulations imposing more stringent environmental standards on the Stations, Registrant could be adversely affected if the owners of the Stations purchased more coal from others or generated less electricity from these Stations. Environmental legislation and regulation may have an adverse effect on Registrant's ability to market its coal reserves not dedicated under existing contracts and may require modifications to the marketing plans of Eighty-Four.

                 As indicated in the Consolidated Financial Statements incorporated herein by reference, Registrant has made substantial capital investments in the past three years in addition to the development of Mine No.
84. Inasmuch as a substantial portion of these investments has been for several purposes, e.g., to extend mine and equipment life, to increase productivity, and to comply with safety and/or environmental legislation, Registrant cannot indicate with precision capital investments required solely to comply with environmental and safety legislation. However, Registrant estimates such expenditures totalled approximately $3.4 million in the five years ended December 31, 1995, and it is estimated that annual capital expenditures of approximately $ 1 million per year for the next several years will be attributable to environmental and safety laws. Such legislation also adversely affected Registrant's deep mine productivity. No assurance can be given that additional, more stringent mining and environmental legislation will not be enacted or that such legislation, if enacted, would not have a material adverse effect upon Registrant's operations.

                 Registrant currently employs approximately 1,670 persons, of whom 1,510 are engaged directly in the production and processing of coal for sale and 160 are engaged in executive, administrative, engineering, exploration, sales, and clerical capacities. Registrant has approximately 1,216 employees who are covered by the National Bituminous Coal Wage Agreement of 1993 (the "1993 Agreement") with the UMWA, which, was ratified on December 16, 1993 after a seven-month strike against Bituminous Coal Operators' Association ("BCOA") member companies. The 1993 Agreement will terminate on or after August 1, 1998 by either party giving to the other party at least 60 days notice of the desired termination date. The 1993 Agreement may be reopened at the election of the UMWA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in wage rates and pension benefits, and may be reopened at the election of the UMWA or the BCOA prior to the third and fourth anniversary dates for the sole purpose of renegotiating changes in the health care bonus and annual health care deductible established under the 1993 Agreement. While Registrant's subsidiaries resigned from BCOA in 1994, they remain signatories to the 1993 Agreement.

                 Registrant's business is not seasonal in any material respect.

                 Registrant is engaged principally in a single line of business, the mining and sale of coal. Excluding the sales of Eighty-Four which is in the development stage, the following table sets forth the amount of Registrant's sales contributed by each class of Registrant's products which accounted for more than 10% of Registrant's total sales during each of Registrant's three fiscal years ended December 31, 1995, 1994, and 1993.


                  Sales of
                  Coal Under      Other
Year Ended        Long-Term       Sales of
December 31       Contracts       Coal               Other     Total Sales
- -----------      ------------     --------           -----     -----------
                    (Amounts expressed in thousands)
   1995         $198,394           $10,730           $7,562     $216,686
   1994          173,774            10,765            7,452      191,991
   1993          141,093             8,678            3,857      153,628


                 (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

                 In the years ended December 31, 1995, 1994, and 1993, R&P Canada, had sales of $10,268,032, $10,985,434, and $8,093,174, respectively, primarily to customers located in

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


ITEM 2.          PROPERTIES.

                 Registrant's executive and administrative offices are located in a 76,309 square foot building in Indiana, Pennsylvania, which it owns. Registrant also owns approximately 39,100 acres of surface land in Pennsylvania. Registrant's subsidiaries lease various properties in the United States and Canada under leases having a current annual aggregate rental of approximately $209,000. These leases expire at various times over the next five years and the amount of aggregate rental payable during that period will depend on the extent of renewals.

                 As indicated in Item 1 hereof, as of December 31, 1995, based upon the prior experience of Registrant in mining in the area of Registrant's operations and data from tests conducted by it and, in the case of the coal properties acquired by Eighty-Four and Lucerne Land, a review of data provided by others and mining practices in the area and seam acquired, Registrant had an estimated recoverable reserve base in leased or owned properties in Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties of approximately 711 million tons of coal. Substantially all of the coal leased by Registrant is leased until exhaustion. Registrant has not conducted sufficient tests to determine the degree to which reserves, if any, exist on its owned or leased properties located outside of Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties.

                 Including three of the Keystone Mines closed at the end of 1995, Registrant operated nine underground mines in 1995. Information on the production of those mines and on the estimated recoverable reserve base of these mines and the estimated recoverable reserve base of Registrant is provided in the following table:

                      Rochester & Pittsburgh Coal Company
           Estimated Recoverable Reserve Base as of December 31, 1995
                               Production Tonnage


                            -------------------------      -------------------------------------
                            RECOVERABLE RESERVE BASE                  PRODUCTION IN TONS
                                (TONS X 1000)(1)
                            -------------------------      -------------------------------------
                            PROVEN  PROBABLE   TOTAL          1995         1994         1993
                            -------------------------      -------------------------------------
Underground

Keystone Coal Mining Corp.
  Assigned - Dedicated
    Emilie(3)                3,081    1,688     4,769      843,104(4)  1,001,453(4)   855,237(4)
    Emilie #4(3)                 0        0         0      249,617(4)    218,375(4)   216,179(4)
    Jane(3)                      0        0         0      358,813(4)    515,978(4)   565,980(4)
    Margaret #11 - 2(3)          0        0         0      361,343(4)    361,700(4)   220,882(4)
    Margaret #11 - 3(3)          0      505       505            0(4)    101,445(4)    20,691(4)
    Plumcreek #1(3)          2,025      262     2,287      296,244(4)    129,007(4)         0
    Urling #1(3)                 0    5,517     5,517      726,567(4)    753,425(4)   452,353(4)
  Unassigned - Dedicated    36,957   17,642    54,599            0             0            0

Helvetia Coal Company
  Assigned - Dedicated
    Lucerne #6 - E(2)        4,299    2,979     7,278      988,945     1,089,693      377,946
    Marshall Run(2)          2,527    1,155     3,682      451,768           531            0
    Lucerne #8(2)                0        0         0            0       597,567      332,522
    Lucerne #9(2)                0        0         0            0       559,391      271,178
  Unassigned - Dedicated         0        0         0            0             0            0

Lucerne Land Co.
  Assigned
    Mine No. 84(5)          68,769    9,178    77,947    1,344,189(4)    288,588(4)    71,559(4)
  Unassigned                     0   95,612    95,612            0             0            0

R & P Coal Co.
   Unassigned              190,837  263,771   454,608            0             0            0

   Total - Underground     308,495  398,309   706,804    5,620,590     5,617,153    3,384,527


Surface

   Assigned                    362      185       547      210,827        78,357       53,744
   Unassigned                1,906    2,008     3,914            0             0            0
   Total - Surface           2,268    2,193     4,461      210,827        78,357       53,744


TOTAL                      310,763  400,502   711,265    5,831,417(4)  5,695,510(4) 3,438,271(4)

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

      Dedicated -         Areas committed under coal sales agreements.

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

(2)      Operated by Helvetia.

(3)      Operated by KCMC.

(4) Tonnage figures represent clean coal after washing and preparation at the Keystone Cleaning Plant, the Helvetia Cleaning Plant or at Mine No. 84's preparation facilities. See also Item 1 hereof.

(5)      Operated by Eighty-Four.

                 Surface mining is also conducted by Registrant and by independent contractors utilized by Registrant, who are obligated by law and by contract with Registrant to restore the surface in accordance with Pennsylvania and federal laws. Production from surface mining for the last three years has been as follows: 1993--53,744 tons, 1994--78,357 tons and 1995--210,827 tons.
All surface-mined coal produced in 1995 was sold on the commercial market. Registrant anticipates limited surface mining activity in the near future and, therefore, while Registrant is continuing to acquire additional coal properties suitable for surface mining, no assurance can be given that Registrant will be able to maintain adequate resources for surface-mined coal in the future.

                 All of the properties of Registrant and KCMC dedicated under the Keystone Agreement are subject to a mortgage given as security for indebtedness of KCMC. All of the properties of Eighty-Four and Lucerne Land are subject to a mortgage given as security for their indebtedness. Also, the debt of Eighty-Four and Lucerne Land is further secured by certain investment securities of Registrant. See Note D of Notes to Consolidated Financial Statements incorporated by reference herein.

                 Registrant has miscellaneous other non-coal mineral interests, primarily natural gas, which it leases to unrelated parties. Registrant also participates in gas well joint ventures in Pennsylvania and nearby states.

ITEM 3.          LEGAL PROCEEDINGS.

                 As described in Item 1 hereof, the nature of Registrant's business subjects it to numerous state and federal laws and regulations pertaining to environmental matters and administrative and judicial proceedings involving alleged violations thereof are considered incidental to Registrant's business.

                 Other than the Item discussed herein, Registrant is not a party to any pending litigation which it deems material to its financial condition, although it is a party to litigation incidental to the conduct of its business.

                 As noted in Item 1 hereof, during October and November 1995, a citizens group, People United To Save Homes, The Township of South Strabane, Pennsylvania American Water Company and Columbia Gas of Pennsylvania, Inc. (collectively "the Appellants") filed separate appeals to the issuance by DEP of an amended Coal Mining Activity Permit to Eighty-Four. Eighty-Four has also appealed certain provisions of the Permit. The appeals, which have been consolidated, are pending before the Pennsylvania Environmental Hearing Board (the "EHB") at EHB Docket No. 95-231-R. While Registrant believes that the appeals of the citizens group, the township and the utilities are without merit and will be denied by the EHB, the outcome of such appeals cannot be determined at this time. In the event that the Appellants were to prevail with respect to material provisions of the permit, Eighty-Four might then be required to amend its mining plan or to incur additional operating expenses which could have an adverse financial effect on the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF REGISTRANT.

                 Information on executive and other officers of Registrant as of February 28, 1996, is as follows:

                               Position                  Family
Name                    Age    With Registrant         Relationship
- ----                    ---    ---------------         ------------
Thomas W. Garges, Jr.   56    President and Chief
                                 Executive Officer         None

W. Joseph Engler, Jr.   55    Vice President and
                                 General Counsel           None

George M. Evans         48    Vice President and
                                 Treasurer                 None

Peter Iselin            75    Vice President--Finance
                                 and Secretary             (1)

Thomas M. Majcher       43    Vice President--Corporate
                                 Development               None

A. W. Petzold           59    Vice President--
                                Operations                 None

- --------------
(1) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II, and the uncle of Mr. Gordon B. Whelpley, Jr., Directors of Registrant.

                 Officers of Registrant are elected annually by the Board of Directors at its organization meeting following the Annual Meeting of Shareholders.

Significant Employees of Registrant's Subsidiaries.

         Information on certain significant employees of KCMC, Helvetia, and Eighty-Four as of February 28, 1996, is as follows:

                            Position With
                            Registrant's                   Family
Name                  Age   Subsidiaries                Relationship
- ----                  ---   -------------               ------------
Robert D. Anderson    51   President -- Keystone            None
                              Coal Mining Corporation
                           President -- Helvetia Coal
                              Company

Robert A. McGregor    53   President -- Eighty-Four         None
                              Mining Company

         Each of the officers of Registrant or significant employees of Registrant's subsidiaries named above has held a position with Registrant or a subsidiary for the past five years with the exception of: Mr. McGregor who joined Eighty-Four, as President in February 1993. Prior to 1993, he had been President of Oneida Coal Company (1986-1991) and Shamrock Coal Company (1990-1993), both subsidiaries of Sun Coal Company.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                 The answer to this Item is incorporated by reference to Registrant's 1995 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at page 23.


ITEM 6.  SELECTED FINANCIAL DATA.

                 The answer to this Item is incorporated by reference to Registrant's 1995 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at pages 24 and 25.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The answer to this Item is incorporated by reference to Registrant's 1995 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at pages 24 through 28.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The answer to this Item is incorporated by reference to Registrant's 1995 Annual Report to Shareholders, which is included as Exhibit
(13) to this Form 10-K Report, at page 5, Report of Ernst & Young LLP, Independent Auditors, at pages 6 through 22, and by reference to Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 During applicable time periods, Registrant has not changed accountants and has had no disagreements with its accountants on accounting and financial disclosure matters.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Except for information concerning executive officers of Registrant included as an unnumbered item in Part I above, information relating to the Directors of Registrant is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 7, 1996. Such information is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION.

                 Information relating to executive compensation is set forth under the caption "Executive Compensation" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 7, 1996. Such information is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Information relating to the ownership of equity securities of the Registrant by certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 7, 1996. Such information is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information relating to certain relationships and certain related transactions is set forth under the caption "Directors and Nominees For Election as Director" in Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 7, 1996. Such information is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

                 (a) Financial Statements, Financial Statement Schedules and Exhibits:

                          1.  Financial Statements

                          The following consolidated financial statements of
                 Rochester & Pittsburgh Coal Company and subsidiaries, included in the Annual Report of Registrant to its shareholders for the year ended December 31, 1995, are incorporated herein by reference in Item 8 (pages 6 through 22 and page 5):

                          Consolidated balance sheets--
                            December 31, 1995, 1994, and 1993
                          Statements of consolidated income--
                            Years ended December 31, 1995, 1994, and 1993
                          Statements of consolidated shareholders' equity--
                            Years ended December 31, 1995, 1994, and 1993
                          Statements of consolidated cash flows--
                            Years ended December 31, 1995, 1994, and 1993
                          Notes to consolidated financial statements--
                            December 31, 1995
                          Report of independent auditors


                 The following financial information for the years 1995, 1994, and 1993 is submitted herewith.


                          2.  Financial Statement Schedules

         Consent of Independent Auditors Ernst & Young LLP - See Exhibit
         (23) hereto.

         Schedules for Rochester & Pittsburgh Coal Company and subsidiaries:
                                                                                    Page
                                                                                    ----
                 Schedule I       --       Condensed Financial
                                           Information of Registrant                 27
                 Schedule II      --       Valuation and Qualifying
                                           Accounts                                  32


                 All other schedules for Rochester & Pittsburgh Coal Company and subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                 (b)      Reports on Form 8-K:

                          None.

                 (c)      Exhibits to this Form 10-K:

         Exhibit Number

                 (3)  Articles of Incorporation and By-Laws.

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

                 (10)  Material Contracts.

                                  *        Management contract or compensatory
                                           plan or arrangement required to be
                                           filed as an exhibit to this form
                                           pursuant to Item 14(c) of this
                                           report.

                                  A.       1991 Keystone Coal Supply Agreement.

                                           The 1991 Keystone Coal Supply
                                           Agreement was filed as an exhibit to
                                           Registrant's Annual Report on Form
                                           10-K dated March 28, 1991. Amendment
                                           to the 1991 Keystone Coal Supply
                                           Agreement, filed herewith. The
                                           Agreement is incorporated herein by
                                           reference.

                                  B.       1995 Homer City Coal Sales Agreement.

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

                                       C.  Employment and Deferred Compensation
                                           Agreement between Registrant and W.
                                           G. Kegel, as Amended.*

                                           The Employment and Deferred
                                           Compensation Agreement between
                                           Registrant and W. G. Kegel was filed
                                           with Registrant's Annual Report on
                                           Form 10-K dated March 26, 1981.
                                           Amendments to the Employment and
                                           Deferred Compensation Agreement were
                                           filed with Registrant's Annual Report
                                           on Form 10-K dated March 30, 1989.
                                           The Agreement and amendments are
                                           incorporated herein by reference.

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

                                       E.  Registrant's Pension Plan, as
                                           Amended.*

                                           Registrant's Pension Plan and an
                                           Amendment thereto, filed herewith.

                                       F.  Registrant's 401(k) Savings and
                                           Retirement Plan, as Amended.*

                                           Registrant's 401(k) Savings and
                                           Retirement Plan was filed with
                                           Registrant's Annual Report on Form
                                           10-K dated March 28, 1991. Amendments
                                           to Registrant's 401(k) Savings and
                                           Retirement Plan, filed herewith. The
                                           Plan is incorporated herein by
                                           reference.

                                       G.  Employment Agreement between
                                           Registrant and Thomas W. Garges, Jr.*

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

                                  H.       Asset Purchase Agreement Between
                                           Bethlehem Steel Corporation and
                                           Lucerne Land Company.

                                           The Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Lucerne Land Company dated December
                                           30, 1992, was filed with Registrant's
                                           Current Report on Form 8-K dated
                                           January 13, 1993. The Agreement is
                                           incorporated herein by reference.


                                  I.       Asset Purchase Agreement Between
                                           BethEnergy Mines Inc. and Lucerne
                                           Land Company.

                                           The Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Lucerne
                                           Land Company dated December 30, 1992,
                                           was filed with Registrant's Current
                                           Report on Form 8-K dated January 13,
                                           1993. The Agreement is incorporated
                                           herein by reference.

                                  J.       Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Eighty-Four Mining Company.

                                           The Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Eighty-Four Mining Company dated
                                           December 30, 1992, was filed with
                                           Registrant's Current Report on Form
                                           8-K dated January 13, 1993. The
                                           Agreement is incorporated herein by
                                           reference.

                                  K.       Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Eighty-Four
                                           Mining Company.

                                           The Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Eighty-Four
                                           Mining Company dated December 30,
                                           1992, was filed with Registrant's
                                           Current Report on Form 8-K dated
                                           January 13, 1993. The Agreement is
                                           incorporated herein by reference.

                        (13) Annual Report To Security Holders.

                                  Annual Report to Security Holders for the year ended December 31, 1995, filed herewith. Except as expressly incorporated by reference herein, the Rochester & Pittsburgh Coal Company Annual Report 1995 is furnished for information of the Securities and Exchange Commission and is not to be deemed filed herewith.

                        (21) Subsidiaries of the Registrant.

                                  Registrant's list of subsidiaries, filed herewith.

                        (23)  Consent of Independent Auditors.

                                  Consent of Ernst & Young LLP, Independent
                                  Auditors for the Company, filed herewith.

                        (24)  Powers of Attorney.

                                  Powers of Attorney of certain directors of Registrant, filed herewith.

                        (27)  Financial Data Schedule.

                                  Registrant's financial data schedule, filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ROCHESTER & PITTSBURGH COAL COMPANY



                                            By: /s/ THOMAS W. GARGES, JR.
                                                -------------------------------
                                                Thomas W. Garges, Jr.
                                                President and Chief Executive
                                                Officer

Date:  April 12, 1996

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

         SIGNATURE                          TITLE                                            DATE
         ---------                          -----                                            ----
/s/THOMAS W. GARGES, JR.                    President and Chief                         April 12, 1996
- ------------------------
Thomas W. Garges, Jr.                          Executive Officer
                                               (Principal Executive Officer)

/s/GEORGE M. EVANS                          Vice President and                          April 12, 1996
- -----------------------
George M. Evans                                Treasurer
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)

       *                                    Chairman of the Board                       April 12, 1996
- -----------------------
William G. Kegel                                of Directors



       *                                    Vice President--Finance                     April 12, 1996
- -----------------------
Peter Iselin                                    and Director



       *                                             Director                           April 12, 1996
- -----------------------
David H. Davis



       *                                             Director                           April 12, 1996
- -------------------------
Columbus O'D. Iselin, Jr.

       *                                             Director                           April 12, 1996
- ------------------------
John L. Schroder, Jr.



       *                                             Director                           April 12, 1996
- ---------------------------
O'Donnell Iselin II



       *                                             Director                           April 12, 1996
- ---------------------------
L. Blaine Grube



       *                                             Director                           April 12, 1996
- ---------------------------
Gordon B. Whelpley, Jr.



       *                                             Director                           April 12, 1996
- ---------------------------
Thomas M. Hyndman, Jr.



                                     *By /s/ W. JOSEPH ENGLER, JR.
                                     ------------------------------
                                            W. Joseph Engler, Jr.
                                            Attorney-in-Fact
                                            pursuant to Powers of
                                            Attorney filed herewith

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a)(1) and (2) and ITEM 14(c) and (d)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                       ROCHESTER & PITTSBURGH COAL COMPANY

                              INDIANA, PENNSYLVANIA

                          FINANCIAL STATEMENT SCHEDULES

                       ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                                DECEMBER 31, 1995

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

CONDENSED BALANCE SHEETS
(Dollars in thousands)

ASSETS

                                                              December 31
                                              ------------------------------------------
                                                1995             1994             1993
CURRENT ASSETS
  Cash and cash equivalents                   $  3,542         $  2,850         $  8,662
  Receivables from subsidiaries                  6,736            6,818            8,514
  Prepaid expenses and other
   current assets                                  782            1,348              755
  Income taxes receivable                        2,036            3,864            3,078
                                              --------         --------         --------
     Total Current Assets                       13,096           14,880           21,009

INVESTMENTS IN SUBSIDIARY COMPANIES
  Equity method                                198,386          203,813          198,887

OTHER ASSETS
  Investment in marketable securities              281              856              711
  Miscellaneous                                  9,516            9,372            9,658
                                              --------         --------         --------
                                                 9,797           10,228           10,369

PROPERTY,PLANT, AND EQUIPMENT                   52,555           52,371           52,277
  Less allowances for depreciation,
   depletion, and amortization                  25,764           24,623           23,500
                                              --------         --------         --------
                                                26,791           27,748           28,777
                                              --------         --------         --------



                                              $248,070         $256,669         $259,042
                                              ========         ========         ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

CONDENSED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              December 31
                                              ------------------------------------------
                                                1995             1994             1993
CURRENT LIABILITIES
  Accounts payable:
   Trade accounts                             $    383         $  1,050         $    305
   Dividends                                       516            2,063            2,063
   Subsidiaries                                  5,817            8,313            7,168
  Other current liabilities                        861              468            1,497
                                              --------         --------         --------
    Total Current Liabilities                    7,577           11,894           11,033

OTHER LIABILITIES
  Loan from subsidiary                          30,000           30,000           30,000
  Payable to subsidiaries
   for federal income taxes                      4,229            4,229            4,229
  Miscellaneous                                  3,150            3,096            2,985
                                              --------         --------         --------
                                                37,379           37,325           37,214

SHAREHOLDERS' EQUITY
  Common stock                                  59,837           59,837           59,837
  Capital in excess of stated value            133,162          133,170          133,177
  Retained earnings                             38,007           42,360           45,723
                                              --------         --------         --------
                                               231,006          235,367          238,737
  Less treasury stock at cost                   27,892           27,917           27,942
                                              --------         --------         --------
                                               203,114          207,450          210,795
                                              --------         --------         --------

                                              $248,070         $256,669         $259,042
                                              ========         ========         ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)

                                                             Years Ended December 31
                                                   ---------------------------------------------
                                                     1995              1994              1993
Management fees and royalties
  from subsidiaries                                $ 13,668          $ 12,601          $ 12,724
Interest, dividends, and other                        5,572             3,488             3,186
                                                   --------          --------          --------
                                                     19,240            16,089            15,910
Costs and expenses
  Selling, general and
   administrative                                    11,211            10,593            11,801
  Interest on loan from subsidiary                    2,649             2,109             1,765
  Miscellaneous                                       4,120             3,413             3,776
                                                   --------          --------          --------
                                                     17,980            16,115            17,342
                                                   --------          --------          --------

   INCOME (LOSS) BEFORE INCOME TAXES,
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES, AND EQUITY
   IN NET INCOME OF SUBSIDIARIES                      1,260               (26)           (1,432)

Income taxes                                            (99)             (101)           (1,049)
                                                   --------          --------          --------
  INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   FOR INCOME TAXES AND EQUITY IN
   NET INCOME OF SUBSIDIARIES                         1,359                75              (383)

Cumulative effect to January 1, 1993
 of change in accounting for
 income taxes                                             0                 0               283
                                                   --------          --------          --------

  INCOME (LOSS) BEFORE EQUITY IN
   NET INCOME OF SUBSIDIARIES                         1,359                75              (100)

Equity in net income (loss) of subsidiaries          (4,894)            2,391             7,183
                                                   --------          --------          --------

        NET INCOME (LOSS)                          $ (3,535)         $  2,466          $  7,083
                                                   ========          ========          ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                       Years Ended December 31
                                            --------------------------------------------
                                              1995              1994              1993
OPERATING ACTIVITIES
  Net income (loss)                         $ (3,535)         $  2,466          $  7,083
  Adjustments for non-cash items               4,645             8,284             9,747
  Changes in certain assets and
   liabilities (using or
   providing cash)                                84             1,282             1,774
                                            --------          --------          --------
     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                1,194            12,032            18,604
                                            --------          --------          --------

INVESTING ACTIVITIES
  Investments in subsidiaries                      0           (40,000)          (10,000)
  Return of subsidiary capital                 1,000            27,000                 0
  Acquisition of property, plant,
   and equipment                                (204)             (183)             (312)
  Proceeds from sale of property,
   plant, and equipment                        2,184               479               284
  Proceeds from sales of
   investments                                   626                 0                 0
                                            --------          --------          --------
     NET CASH (USED IN) INVESTING
     ACTIVITIES                                3,606           (12,704)          (10,028)
                                            --------          --------          --------

FINANCING ACTIVITIES
  Cash dividends paid                         (4,126)           (5,158)           (5,163)
  Acquisition of treasury stock-net               18                18              (153)
                                            --------          --------          --------
     NET CASH USED IN
     FINANCING ACTIVITIES                     (4,108)           (5,140)           (5,316)
                                            --------          --------          --------
     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        692            (5,812)            3,260

  Cash and cash equivalents at
   beginning of year                           2,850             8,662             5,402
                                            --------          --------          --------

     CASH AND CASH EQUIVALENTS AT
        END OF YEAR                         $  3,542          $  2,850          $  8,662
                                            ========          ========          ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

Notes to Condensed Financial Statements

Note A - Basis of Presentation

In the parent company - only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Dividends received from subsidiaries were $1,375,000 in 1995, $9,700,000 in 1994, and $16,350,000 in 1993. The parent company - only financial statements should be read in conjunction with the Company's consolidated financial statements.

Note B - Guarantees and Obligations

Eighty-Four Mining Company and Lucerne Land Company, subsidiaries of the Company, have $35,000,000 of long-term debt outstanding under senior fixed rate construction notes, $36,000,000 outstanding and an additional $14,000,000 available for borrowing under a revolving credit agreement as of December 31, 1995. Under the terms of these debt agreements, the Company has guaranteed the payment of all principal and interest and have pledged securities having a market value of $25,000,000 which have been borrowed for purposes of this pledge only, from its subsidiary, Church Street Holdings, Inc. During 1995, the Company and these subsidiaries did not meet certain of the debt covenants. The banks and institutional lenders agreed to certain amendments to the note agreements and granted waivers during 1995, including a waiver permitting the Company to declare the dividends paid in 1995 and on January 2, 1996. Updated projections for development operations indicate that the Company will not be able to comply with certain development operations and cash flow covenant requirements during 1996. On April 12, 1996, the banks and institutional lenders approved additional amendments to the note agreements which modified certain provisions in order to eliminate the projected noncompliance with certain covenants for 1996. The updated projections and agreement with the banks and institutional lenders will require additional funding for Eighty-Four of approximately $30,000,000. The Company will use internally generated funds to make an equity contribution, and temporary loans in order to meet approximately $18 million of this requirement. Eighty-Four plans to secure additional permanent financing later in 1996.

Under the terms of certain of its self-insurance programs, the Company could be liable for obligations of its subsidiaries arising under laws related to occupational disease. The Company and these subsidiaries have established irrevocable trusts for black lung benefit funding which have assets which are sufficient to fund the related actuarial liability, except for the liability for employees hired in connection with the acquisition by a subsidiary of the Mine No. 84 properties which amounts to $11,348,000.

Health benefits for the Company's UMWA employees who retired prior to 1976 are provided by the United Mine Workers' of America Combined Benefit Fund (Combined
Fund) which was created by the Coal Industry Retiree Health Benefit Act of 1992. The Combined Fund also provide benefits to retirees whose employers are out of business. The Company's contributions to this plan are assessed primarily on the basis of the number of beneficiaries assigned to it. The Company allocates these charges to its mining subsidiaries. The present value of the expected future assessments from the Combined Fund is estimated to be in the range of $30,000,000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)

===================================================================================================================================
COL. A                                                   COL. B                  COL. C                       COL. D       COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
Description                                              Balance                ADDITIONS                   Deductions    Balance at
                                                         at                                                 -Describe     End of
                                                         Beginning                                                        Period
                                                         of Period
                                                                         ----------------------------
                                                                         COL. 1            COL. 2
                                                                         Charged           Charged to
                                                                         to Costs          Other
                                                                         and               Accounts -
                                                                         Expenses          Describe
- -----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:

Reserves:
 Mine closing reserve                                    $ 19,818         $ 3,052          $    609(1)      $   326(2)      $23,153
                                                         ========         =======          ========         =======         =======
 Surface mine reclamation reserve                        $    985         $   351          $   --           $   157(2)      $ 1,179
                                                         ========         =======          ========         =======         =======
Valuating allowance deducted from asset accounts:
 Deferred income tax valuation allowance                 $  4,108         $ 2,477          $   --           $  --           $ 6,585
                                                         ========         =======          ========         =======         =======
Year ended December 31, 1994:

Reserves:
 Mine closing reserve                                    $ 18,156         $   754          $  1,072(1)      $   164(2)      $19,818
                                                         ========         =======          ========         =======         =======
 Surface mine reclamation reserve                        $    991         $   165          $   --           $   171(2)      $   985
                                                         ========         =======          ========         =======         =======
Valuating allowance deducted from asset accounts:
 Deferred income tax valuation allowance                 $  4,498         $  (390)         $   --           $  --           $ 4,108
                                                         ========         =======          ========         =======         =======
Year ended December 31, 1993:

Reserves:
 Mine closing reserve                                    $ 17,124         $   621          $  1,051(1)      $   640(2)      $18,156
                                                         ========         =======          ========         =======         =======
 Surface mine reclamation reserve                        $    569         $   613          $   --           $   191(2)      $   991
                                                         ========         =======          ========         =======         =======
Valuation allowance deducted
  from asset accounts:
  Deferred income tax valuation allowance                $   --           $ 4,498          $   --           $  --           $ 4,498
                                                         ========         =======          ========         =======         =======


(1) Interest earned on funds invested to meet reserve requirements.
(2) Expense incurred to satisfy previously reserved requirements.

                        EXHIBIT INDEX



         Exhibit Number            Description
         --------------            -----------

                 (3)  Articles of Incorporation and By-Laws.

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

                 (10)  Material Contracts.

                                  *        Management contract or compensatory
                                           plan or arrangement required to be
                                           filed as an exhibit to this form
                                           pursuant to Item 14(c) of this
                                           report.

                                  A.       1991 Keystone Coal Supply Agreement.

                                           The 1991 Keystone Coal Supply
                                           Agreement was filed as an exhibit to
                                           Registrant's Annual Report on Form
                                           10-K dated March 28, 1991. Amendment
                                           to the 1991 Keystone Coal Supply
                                           Agreement, filed herewith. The
                                           Agreement is incorporated herein by
                                           reference.

                                  B.       1995 Homer City Coal Sales Agreement.

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

                                  C. Employment and Deferred Compensation Agreement between Registrant and W.
                                           G. Kegel, as Amended.*

                                           The Employment and Deferred
                                           Compensation Agreement between
                                           Registrant and W. G. Kegel was filed
                                           with Registrant's Annual Report on
                                           Form 10-K dated March 26, 1981.
                                           Amendments to the Employment and
                                           Deferred Compensation Agreement were
                                           filed with Registrant's Annual Report
                                           on Form 10-K dated March 30, 1989.
                                           The Agreement and amendments are
                                           incorporated herein by reference.

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

                                  E.       Registrant's Pension Plan, as
                                           Amended.*

                                           Registrant's Pension Plan and an
                                           Amendment thereto, filed herewith.

                                  F.       Registrant's 401(k) Savings and
                                           Retirement Plan, as Amended.*

                                           Registrant's 401(k) Savings and
                                           Retirement Plan was filed with
                                           Registrant's Annual Report on Form
                                           10-K dated March 28, 1991. Amendments
                                           to Registrant's 401(k) Savings and
                                           Retirement Plan, filed herewith. The
                                           Plan is incorporated herein by
                                           reference.

                                  G.       Employment Agreement between
                                           Registrant and Thomas W. Garges, Jr.*

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

                                  H.       Asset Purchase Agreement Between
                                           Bethlehem Steel Corporation and
                                           Lucerne Land Company.

                                           The Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Lucerne Land Company dated December
                                           30, 1992, was filed with Registrant's
                                           Current Report on Form 8-K dated
                                           January 13, 1993. The Agreement is
                                           incorporated herein by reference.


                                  I.       Asset Purchase Agreement Between
                                           BethEnergy Mines Inc. and Lucerne
                                           Land Company.

                                           The Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Lucerne
                                           Land Company dated December 30, 1992,
                                           was filed with Registrant's Current
                                           Report on Form 8-K dated January 13,
                                           1993. The Agreement is incorporated
                                           herein by reference.

                                  J.       Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Eighty-Four Mining Company.

                                           The Asset Purchase Agreement between
                                           Bethlehem Steel Corporation and
                                           Eighty-Four Mining Company dated
                                           December 30, 1992, was filed with
                                           Registrant's Current Report on Form
                                           8-K dated January 13, 1993. The
                                           Agreement is incorporated herein by
                                           reference.

                                  K.       Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Eighty-Four
                                           Mining Company.

                                           The Asset Purchase Agreement between
                                           BethEnergy Mines Inc. and Eighty-Four
                                           Mining Company dated December 30,
                                           1992, was filed with Registrant's
                                           Current Report on Form 8-K dated
                                           January 13, 1993. The Agreement is
                                           incorporated herein by reference.

                 (13) Annual Report To Security Holders.

                                           Annual Report to Security Holders
                                           for the year ended December 31,
                                           1995, filed herewith. Except as
                                           expressly incorporated by reference
                                           herein, the Rochester & Pittsburgh
                                           Coal Company Annual Report 1995 is
                                           furnished for information of the
                                           Securities and Exchange Commission
                                           and is not to be deemed filed
                                           herewith.

                 (21) Subsidiaries of the Registrant.

                                           Registrant's list of subsidiaries,
                                           filed herewith.

                 (23)  Consent of Independent Auditors.

                                           Consent of Ernst & Young LLP,
                                           independent auditors for the
                                           Company, filed herewith.

                  (24)  Powers of Attorney.

                                           Powers of Attorney of certain
                                           directors of Registrant, filed
                                           herewith.

                  (27)  Financial Data Schedule.

                                           Registrant's financial data
                                           schedule, filed herewith.