Form 10-Q
period 1996-03-31
ROCHESTER & PITTSBURGH COAL CO
filed 1996-05-15
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996. 3,440,984 shares.

                                     ROCHESTER & PITTSBURGH COAL COMPANY
                                                AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts in thousands, except for outstanding shares and per share amounts)
                                                 Three Months Ended
                                                       March 31
                                               ------------------------
                                               1996                1995
                                               ----                ----
Production Tonnage                              1,228                 982
                                          ===========         ===========

Sales Tonnage                                   1,509               1,127
                                          ===========         ===========

Sales                                     $    55,890         $    44,533

Other Income:
  Gain on sale of property                      6,575                  --
  Interest and dividends                        1,106                 911
  Net investment gains                            266                 346
  Miscellaneous                                   453                 526
                                          -----------         -----------
                                               64,290              46,316
Costs and Expenses:
  Cost of sales                                49,393              44,822
  Depreciation, depletion,
   and amortization                             3,254               2,295
  Selling, general,
   and administrative                           1,869               1,671
  Interest                                        619                 900
  Miscellaneous                                   334                 122
                                          -----------         -----------

                                               55,469              49,810
                                          -----------         -----------

  Income (Loss) Before Income Taxes             8,821              (3,494)

Provision (Credit) for Income Taxes             3,775                (577)
                                          -----------         -----------

  Net Income (Loss)                       $     5,046         $    (2,917)
                                          ===========         ===========

  Net Income (Loss) Per Share             $      1.47         $      (.85)
                                          ===========         ===========
Average shares outstanding
 used in the computation
 of per share amounts                       3,440,533           3,439,142

Shares issued and outstanding
 at March 31                                3,440,984           3,439,275
Cash dividends declared
 per share                                $       .15         $       .30

     See accompanying notes to consolidated condensed financial statements.

                                          ROCHESTER & PITTSBURGH COAL COMPANY
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (Dollars in thousands)
                                                          March 31         December 31
                                                            1996              1995
                                                        ------------       -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                             $     32,062       $    27,437
  Short-term investments                                       5,824             2,645
  Receivables                                                 31,479            29,576
  Inventories and other current assets                         9,064            13,746
  Deferred income taxes                                        2,166             2,166
                                                        ------------       -----------
    Total Current Assets                                      80,595            75,570

Other Assets
  Investments in marketable securities                        30,467            33,454
  Funding for:
    Workers' compensation benefits                            15,262            16,915
    Mine closing reserves                                     10,375            10,271
    Other postretirement benefits                             13,853            10,956
  Deferred income taxes                                        6,972             7,712
  Miscellaneous                                               15,660            14,166
                                                        ------------       -----------
                                                              92,589            93,474

Property, plant, and equipment                               525,456           511,625
Less allowances for depreciation, depletion,
 and amortization                                            193,085           189,262
                                                        ------------       -----------
                                                             332,371           322,363
                                                        ------------       -----------
                                                        $    505,555       $   491,407
                                                        ============       ===========




















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current Liabilities
  Accounts payable                                      $     12,820       $    15,325
  Accrued liabilities                                         18,667            15,762
  Current maturities of long-term debt                         2,335             2,514
                                                        ------------       -----------
    Total Current Liabilities                                 33,822            33,601
Other Liabilities and Long-Term Debt
  Workers' compensation benefits                              41,189            40,292
  Mine closing reserves                                       23,554            23,153
  Other postretirement benefits                               51,794            46,458
  Black lung benefits                                         11,623            11,348
  Deferred income taxes                                        9,083             8,169
  Miscellaneous                                                5,012             4,488
  Long-term debt (less current maturities)                   122,658           120,784
                                                        ------------       -----------
                                                             264,913           254,692

Shareholders' Equity
  Common stock issued, 3,989,121 shares                       59,837            59,837
  Capital in excess of stated value                          133,126           133,162
  Retained earnings                                           41,662            38,007
                                                        ------------       -----------
                                                             234,625           231,006
  Less treasury stock at cost - 549,846 and
   550,346 shares                                             27,805            27,892
                                                        ------------       -----------
                                                             206,820           203,114
                                                        ------------       -----------
                                                        $    505,555       $   491,407
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

                                          ROCHESTER & PITTSBURGH COAL COMPANY
                                                   AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31
                                                            -------------------------
                                                               1996              1995
                                                               ----              ----
OPERATING ACTIVITIES
  Net income (loss)                                         $   5,046         $  (2,917)
  Adjustments for non-cash items                               (1,983)            2,721
  Changes in certain assets and liabilities
   (using) or providing cash                                    8,422            (2,854)
                                                            ---------         ---------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                              11,485            (3,050)
                                                            ---------         ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                            10,361            11,173
  Acquisition of investments                                  (10,826)           (6,280)
  Acquisition and development of
   property, plant, and equipment                             (14,311)          (19,702)
  Proceeds from sale of property, plant, and
   equipment                                                    7,203               164
                                                            ---------         ---------
      NET CASH USED IN INVESTING ACTIVITIES                    (7,573)          (14,645)
                                                            ---------         ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                     35,950             8,725
  Payments on borrowings                                      (34,255)           (2,187)
  Cash dividends paid                                          (1,032)           (3,095)
  Treasury stock issued                                            50                17
                                                            ---------         ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   713             3,460
                                                            ---------         ---------

       INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                              4,625           (14,235)

  Cash and cash equivalents at beginning of year               27,437            30,656
                                                            ---------         ---------

      CASH AND CASH EQUIVALENTS AT MARCH 31                 $  32,062         $  16,421
                                                            =========         =========









SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)               $     656         $   1,172
                                                            =========         =========

  Income taxes paid                                         $     524         $     135
                                                            =========         =========



     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1996


Note A - Basis for Presentation
- -------------------------------

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1995.

Note B - Newly Issued Accounting Standard
- -----------------------------------------

      In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FASB 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
The effect of adoption was not material.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                               AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL POSITION
                                March 31, 1996


      The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since December 31, 1995:


Results of Operations
- ---------------------

      The results of operations for the first quarter were favorably affected by the completion of the sale of two refuse piles in February, 1996, which resulted in a gain, before taxes, of $6.575 million.

      Sales and production volumes increased at the Company's Keystone Coal Mining Corporation (Keystone) and Helvetia Coal Company (Helvetia) subsidiaries in 1996. Keystone's sales tonnage in 1995 had been severely impacted by problems experienced at its coal cleaning plant which resulted in a five-week curtailment in production beginning March 11, 1995. In addition, several of Keystone's mines experienced poor geological conditions and poor productivity in the first quarter of 1995. The cleaning plant problems have been resolved and Keystone's first quarter sales tonnage has increased by 26% over last year. As previously reported, Keystone closed three of its low productivity mines at the end of 1995 and each of its remaining three mines have had productivity increases from the prior year. Coal is being purchased from third party suppliers to replace the coal from the closed mines in order to meet deliveries under Keystone's coal supply agreement. For the quarter, Keystone's operating profit was $1.6 million as compared to a $4.7 million loss for the three months ended March 31, 1995. In addition to the above factors, Keystone's profit in the current quarter was enhanced due to the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement. Helvetia's productivity has also improved over last year at each of its two mines, one of which was in the development stage in the first quarter of 1995. Helvetia's operating loss in the current quarter was substantially lower than that incurred in the quarterly periods in 1995 due to the aforementioned productivity improvements.

      The Company's Eighty-Four Mining Company subsidiary (Eighty-Four) experienced difficulty at its Mine No. 84 in achieving continuous mining production necessary for timely preparation for the longwall mining system.
In the first quarter of 1996, the longwall system was delayed in moving to a new mining section due to this problem. This delay and a similar one which occurred in the fourth quarter of 1995 have resulted in lower tonnage and increased development costs. Increases in the productivity of the development sections from existing levels are necessary in order to minimize or eliminate future delays and the corresponding impact on development costs. Eighty-Four's results, other than its provision for income taxes, are not included in the accompanying Consolidated Condensed Statements of Income since it is in the development stage.

      The increase in interest and dividend income in 1996 was due to an increase in the amounts invested.

      The increase in depreciation, depletion, and amortization in the first quarter of 1996 was due to additions to property, plant, and equipment and the completion of development of the new Helvetia mine since the first quarter of 1995 and due to the increase in tons produced.

      Interest expense was lower in 1996 than in 1995 due to lower interest rates and decreased amounts borrowed by Keystone as a result of the reduction of its coal inventories to normal levels. Interest expense incurred by Eighty-Four is being capitalized due to its being in the development stage.

      The Company's effective tax rate for 1996 and 1995 varies from the normal expected rate due to higher income tax provisions being recorded for Eighty-Four. The higher expected income tax rates are expected to continue through 1996.


Liquidity and Capital Resources
- -------------------------------

      Working capital at March 31, 1996 was $47 million compared to $42 million at December 31, 1995 and the current ratios were 2.4 to 1 and 2.25 to 1, respectively. The increase in working capital resulted primarily from the proceeds from the sale of the refuse piles.

      As previously reported, Keystone amended its credit agreement in March 1996 to extend the expiration date of its revolving credit agreement until December 31, 2000. In addition, Keystone's line of credit agreement was extended two years to March 1998 and increased by $7.5 million for a portion of 1996. At March 31, 1996, $17.6 million was available under these credit facilities.

      As of March 31, 1996, $78.5 million had been borrowed under Eighty-Four's $85 million credit facility. Current operating projections, taking into account the lower production levels, indicate the need for approximately $30 million in additional funding to complete the development. The Company made an additional equity contribution to the Eighty-Four project of $5 million in April 1996, and plans to utilize additional internally generated funds in order to meet requirements later in the year. Eighty-Four plans to secure additional permanent financing later in 1996. A second longwall system, to be delivered and operational in 1997, will be leased. In conjunction with its guarantee of the Eighty-Four project, the Company, Eighty-Four, and another subsidiary, Lucerne Land Company, are subject to numerous financial covenants and restrictions. As previously reported, in April 1996, the banks and institutional lenders agreed to certain amendments to the note agreements relating to projected noncompliance for 1996 resulting from less than expected productivity of mining units developing the longwall panels.

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

                                ROCHESTER & PITTSBURGH COAL COMPANY



                                          THOMAS W. GARGES, JR.
                                          Thomas W. Garges, Jr.
                                President and Chief Executive Officer



                                             GEORGE M. EVANS
                                             George M. Evans
                                      Vice President and Treasurer



Date:  May 15, 1996

                                 EXHIBIT INDEX

                     Exhibit 27 - Financial Data Schedule