Form 10-Q
period 1996-06-30
ROCHESTER & PITTSBURGH COAL CO
filed 1996-08-14
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                               FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996. 3,440,984 shares.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except for outstanding shares and per share amounts)
                                 Three Months Ended              Six Months Ended
                                      June 30                         June 30
                                 -------------------            ------------------
                                1996           1995            1996          1995
                                ----           ----            ----          ----
Production Tonnage                1,178          1,071        2,406          2,053
                            ===========    ===========    =========    ===========

Sales Tonnage                     1,481          1,259        2,990          2,439
                            ===========    ===========    =========    ===========

Sales                       $    52,997    $    49,928      108,887         94,461

Other Income:
  Gain on sale of property           --             --        6,575             --
  Interest and dividends          1,104            938        2,210          1,849
  Net investment gains              390            302          656            648
  Miscellaneous                     509            879          962          1,487
                            -----------    -----------    ---------    -----------
                                 55,000         52,047      119,290         98,445
Costs and Expenses:
  Cost of sales                  46,678         50,522       96,071         95,223
  Depreciation, depletion,
   and amortization               2,957          2,726        6,211          5,021
  Selling, general,
   and administrative             1,677          1,581        3,546          3,252
  Interest                          575            848        1,194          1,748
  Miscellaneous                     376            292          710            617
                            -----------    -----------    ---------    -----------

                                 52,263         55,969      107,732        105,861
                            -----------    -----------    ---------    -----------
Income (Loss) Before
Income Taxes                      2,737         (3,922)      11,558         (7,416)

Provision (Credit) for
Income Taxes                      1,168           (942)       4,943         (1,519)
                            -----------    -----------    ---------    -----------

Net Income (Loss)           $     1,569    $    (2,980)   $   6,615    $    (5,897)
                            ===========    ===========    =========    ===========

Net Income (Loss) Per Share $       .45    $      (.86)   $    1.92    $     (1.71)
                            ===========    ===========    =========    ===========








Average shares outstanding
 used in the computation
 of per share amounts         3,440,984      3,439,275     3,440,759     3,439,209

Shares issued and outstanding
 at June 30                   3,440,984      3,439,275     3,440,984     3,439,275

Cash dividends declared
 per share                  $       .15    $       .15    $      .30   $       .45


     See accompanying notes to consolidated condensed financial statements.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Dollars in thousands)
                                                     June 30        December 31
                                                       1996            1995
                                                   ------------     -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                        $     36,937     $    27,437
  Short-term investments                                     37           2,645
  Receivables                                            27,455          29,576
  Inventories and other current assets                    8,292          13,746
  Deferred income taxes                                   2,166           2,166
                                                   ------------     -----------

    Total Current Assets                                 74,887          75,570

Other Assets
  Investments in marketable securities                   46,545          33,454
  Funding for:
    Workers' compensation benefits                       14,965          16,915
    Mine closing reserves                                10,251          10,271
    Other postretirement benefits                            --          10,956
  Deferred income taxes                                   7,499           7,712
  Miscellaneous                                          16,334          14,166
                                                   ------------     -----------
                                                         95,594          93,474

Property, plant, and equipment                          539,636         511,625
Less allowances for depreciation, depletion,
 and amortization                                       194,028         189,262
                                                   ------------     -----------
                                                        345,608         322,363
                                                   ------------     -----------
                                                   $    516,089     $   491,407
                                                   ============     ===========



















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                 $     14,130     $    15,325
  Accrued liabilities                                    19,313          15,762
  Current maturities of long-term debt                    2,513           2,514
                                                   ------------     -----------
    Total Current Liabilities                            35,956          33,601

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                         41,890          40,292
  Mine closing reserves                                  23,711          23,153
  Other postretirement benefits                          55,304          46,458
  Black lung benefits                                    11,902          11,348
  Deferred income taxes                                  10,833           8,169
  Miscellaneous                                           5,953           4,488
  Long-term debt (less current maturities)              123,219         120,784
                                                   ------------     -----------
                                                        272,812         254,692

Shareholders' Equity
  Common stock issued, 3,989,121 shares                  59,837          59,837
  Capital in excess of stated value                     133,125         133,162
  Retained earnings                                      42,164          38,007
                                                   ------------     -----------
                                                        235,126         231,006
  Less treasury stock at cost - 548,137 and
   549,846 shares                                        27,805          27,892
                                                   ------------     -----------
                                                        207,321         203,114
                                                   ------------     -----------
Total Liabilities & Shareholders' Equity           $    516,089     $   491,407
                                                   ============     ===========


     See accompanying notes to consolidated condensed financial statements.

                                   ROCHESTER & PITTSBURGH COAL COMPANY
                                            AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                                        Six Months Ended
                                                             June 30
                                                     ----------------------
                                                        1996            1995
                                                        ----            ----
OPERATING ACTIVITIES
  Net income (loss)                                  $   6,615       $  (5,897)
  Adjustments for non-cash items                         2,062           4,383
  Changes in certain assets and liabilities
   (using) or providing cash                            16,642          11,184
                                                     ---------       ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                       25,319           9,670
                                                     ---------       ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                     20,889          19,121
  Acquisition of investments                           (14,587)        (11,253)
  Acquisition and development of
   property, plant, and equipment                      (27,862)        (44,845)
  Proceeds from sale of property, plant, and
   equipment                                             7,312             441
                                                     ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES            (14,248)        (36,536)
                                                     ---------       ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                              61,650          69,025
  Payments on borrowings                               (61,723)        (51,377)
  Cash dividends paid                                   (1,548)         (3,611)
  Treasury stock issued                                     50              17
                                                     ---------       ---------
      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                              (1,571)         14,054
                                                     ---------       ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                       9,500         (12,812)

  Cash and cash equivalents at beginning of year        27,437          30,656
                                                     ---------       ---------

      CASH AND CASH EQUIVALENTS AT JUNE 30           $  36,937       $  17,844
                                                     =========       =========









SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)        $     988       $   1,783
                                                     =========       =========

  Income taxes paid (tax refunds received)           $  (1,999)      $     380
                                                     =========       =========

  Noncash financing and investing activities--
   Capital leases                                    $   2,507       $     -0-
                                                     =========       =========


     See accompanying notes to consolidated condensed financial statements.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1996


Note A - Basis for Presentation
- -------------------------------

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the consolidated condensed financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1995.

      Certain accounts previously reflected in the consolidated Balance Sheets as "funding for other postretirement benefits" have been included in "investments in marketable securities" at June 30, 1996. Until such funding is deposited into restricted plan assets, it is available for general corporate cash requirements.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL POSITION
                             June 30, 1996


      The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying
Consolidated Condensed Statements of Income and (2) financial position since December 31, 1995:


Results of Operations
- ---------------------

      In the second quarter of 1996, the Company's subsidiaries, Keystone Coal Mining Corporation (Keystone) and Helvetia Coal Company (Helvetia), continued to record better results than in the corresponding quarter of 1995. As previously reported, in 1995 the Keystone operations were adversely impacted by problems encountered with major modifications to its coal cleaning plant, poor geological conditions, and low productivity at several of its mines. Keystone closed three of its low productivity mines at the end of 1995 and each of its remaining three mines have had productivity improvements from the prior year. Keystone's current results have also benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement and its ability to purchase coal from third party suppliers for delivery to its customers. For the quarter and six months ended June 30, 1996, Keystone's income before taxes was $1.0 million and $2.7 million, respectively, as compared to losses of $4.8 million and $9.5 million, respectively, for the corresponding periods in 1995. Helvetia's Marshall Run mine, which was in the development stage through May 1995, continued to perform well in the second quarter of 1996. As a result, Helvetia recorded a pretax loss of approximately $350,000 for the six months ended June 30, 1996 as compared to a loss of $1.7 million for the first six months of 1995.

      Development of Eighty-Four Mining Company's mine is continuing.
In the second quarter, increased development costs were incurred due to localized geological conditions encountered near the end of a longwall panel. These conditions caused a short delay in relocating the longwall to the principal area of the mine where it commenced operations in late July. The mine is expected to be fully operational in the second quarter of 1997 when a second longwall mining unit is installed. Emphasis is being placed on increasing production of continuous mining sections which are preparing for future longwall mining in order to minimize or eliminate delays in moving the longwall. Eighty-Four's results, other than its provision for income taxes, are not included in the accompanying Consolidated Condensed Statements of Income because it is in the development stage.

      The results of operations for the six months ended June 30, 1996, were favorably affected by the completion of the sale of two refuse piles in February, 1996, which resulted in a gain, before taxes, of $6.575 million.

      Interest and dividend income increased due to higher amounts invested. Interest expense was lower in 1996 than in 1995 due to lower interest rates and decreased amounts borrowed by Keystone as a result of the reduction of its coal inventories to normal levels and positive cash flow from operations. Interest expense incurred by Eighty-Four is being capitalized due to the mine being in development.

      Depreciation, depletion, and amortization increased in the first six months of 1996 compared to the first half of 1995 due to higher production levels in 1996 and the inclusion of depreciation expense for Helvetia's Marshall Run mine, which was in development through May, 1995.

      The Company's effective tax rate for 1996 and 1995 varies from the normal expected rate due to higher income tax provisions being recorded for Eighty-Four. The higher effective income tax rates are expected to continue through 1996.


Liquidity and Capital Resources
- -------------------------------

      Working capital at June 30, 1996 was $39 million compared to $42 million at December 31, 1995 and the current ratios were 2.1 to 1 and 2.25 to 1, respectively.

      At June 30, 1996, $19.8 million was available under Keystone's credit facilities and $3 million remained to be borrowed under Eighty-Four's
$85 million credit facility. Operating projections indicate the need for approximately $25 million in additional funding to complete development of Mine No. 84. The Company will utilize internally generated funds in order to meet a portion of these requirements and Eighty-Four plans to secure additional permanent financing for the balance. A second longwall system, to be delivered and operational in 1997, will be leased.

                   ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES


                      PART II:  OTHER INFORMATION


Item 4:    Submission of Matters to a Vote of Security Holders.

      (a) Registrant's Annual Meeting of Shareholders was held on May 7, 1996. Of the 3,440,984 shares eligible to vote, 3,075,422 shares were represented in person or by proxy at the meeting.

      (c)  Messrs. O'Donnell Iselin II and Thomas M. Hyndman, Jr.
           were re-elected as Class C Directors of Registrant. A summary of votes for each Class C Director is as follows:

                O'Donnell Iselin II
                      FOR                             3,061,469
                      WITHHELD                           13,953

                Thomas M. Hyndman, Jr.
                      FOR                             3,056,844
                      WITHHELD                           18,578



           Ernst & Young LLP, independent public accountants, was selected as Registrant's auditor for 1996. A summary of votes for, against, and abstentions is as follows:

                      FOR                             3,072,430
                      AGAINST                             2,003
                      ABSTAIN                               989

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

                           ROCHESTER & PITTSBURGH COAL COMPANY



                                      THOMAS W. GARGES, JR.
                                      Thomas W. Garges, Jr.
                             President and Chief Executive Officer



                                         GEORGE M. EVANS
                                         George M. Evans
                                  Vice President and Treasurer



Date:  August 14, 1996

                             EXHIBIT INDEX

                 Exhibit 27 - Financial Data Schedule