Form 10-Q
period 1996-09-30
ROCHESTER & PITTSBURGH COAL CO
filed 1996-11-14
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996. 3,440,984 shares.

                            ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Amounts in thousands, except for outstanding shares and per share amounts)
                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                              -------------------        ------------------
                              1996           1995        1996          1995
                              ----           ----        ----          ----
Production Tonnage               946          1,178      3,352          3,231
                         ===========    ===========  =========    ===========

Sales Tonnage                  1,132          1,448      4,122          3,887
                         ===========    ===========  =========    ===========

Sales                    $    43,809    $    53,443    152,696        147,904

Other Income:
  Gain on sale of property        --            --       6,575            --
  Interest and dividends       1,261          1,030      3,471          2,879
  Net investment gains             7            326        663            974
  Miscellaneous                1,304            480      2,266          1,967
                         -----------    -----------  ---------    -----------
                              46,381         55,279    165,671        153,724
Costs and Expenses:
  Cost of sales               40,704         49,858    136,775        145,081
  Depreciation, depletion,
   and amortization            2,580          2,360      8,791          7,381
  Selling, general,
   and administrative          1,189          1,365      4,735          4,617
  Interest                       475            802      1,669          2,550
  Miscellaneous                  295            389      1,005          1,006
                         -----------    -----------  ---------    -----------

                              45,243         54,774    152,975        160,635
                         -----------    -----------  ---------    -----------
Income (Loss) Before
Income Taxes                   1,138            505     12,696         (6,911)

Provision (Credit) for
Income Taxes                     345            437      5,288         (1,082)
                         -----------    -----------  ---------    -----------

Net Income (Loss)        $       793    $        68  $   7,408    $    (5,829)
                         ===========    ===========  =========    ===========

Net Income (Loss) Per
 Share                   $       .23    $       .02  $    2.15    $     (1.69)
                         ===========    ===========  =========    ===========







Average shares outstanding
 used in the computation
 of per share amounts      3,440,984      3,439,275   3,440,834     3,439,231

Shares issued and
 outstanding at
 September 30              3,440,984      3,439,275   3,440,984     3,439,275

Cash dividends declared
 per share               $       .15    $       .15  $      .45   $       .60


     See accompanying notes to condensed consolidated financial statements.

                             ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)
                                               September 30    December 31
                                                   1996           1995
                                               ------------    -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                    $     34,452    $    27,437
  Short-term investments                                147          2,645
  Receivables                                        25,013         29,576
  Inventories and other current assets               10,033         13,746
  Deferred income taxes                               2,166          2,166
                                               ------------    -----------
    Total Current Assets                             71,811         75,570

Other Assets
  Investments in marketable securities               49,956         33,454
  Funding for:
    Workers' compensation benefits                   13,926         16,915
    Mine closing reserves                            10,339         10,271
    Other postretirement benefits                        --         10,956
  Deferred income taxes                               8,160          7,712
  Miscellaneous                                      17,187         14,166
                                               ------------    -----------
                                                     99,568         93,474

Property, plant, and equipment                      539,325        511,625
Less allowances for depreciation, depletion,
 and amortization                                   184,754        189,262
                                               ------------    -----------
                                                    354,571        322,363
                                               ------------    -----------
                                               $    525,950    $   491,407
                                               ============    ===========




















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                             $     13,297    $    15,325
  Accrued liabilities                                20,951         15,762
  Current maturities of long-term debt                3,439          2,514
                                               ------------    -----------
    Total Current Liabilities                        37,687         33,601

Other Liabilities and Long-Term Debt
  Workers' compensation benefits                     41,608         40,292
  Mine closing reserves                              23,983         23,153
  Other postretirement benefits                      59,920         46,458
  Black lung benefits                                12,181         11,348
  Deferred income taxes                              11,217          8,169
  Miscellaneous                                       4,798          4,488
  Long-term debt (less current maturities)          126,906        120,784
                                               ------------    -----------
                                                    280,613        254,692

Shareholders' Equity
  Common stock issued, 3,989,121 shares              59,837         59,837
  Capital in excess of stated value                 133,125        133,162
  Retained earnings                                  42,493         38,007
                                               ------------    -----------
                                                    235,455        231,006
  Less treasury stock at cost - 548,137 and
   549,846 shares                                    27,805         27,892
                                               ------------    -----------
                                                    207,650        203,114
                                               ------------    -----------
Total Liabilities & Shareholders' Equity       $    525,950    $   491,407
                                               ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                             ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                                    Nine Months Ended
                                                       September 30
                                                  ----------------------
                                                     1996           1995
                                                     ----           ----
OPERATING ACTIVITIES
  Net income (loss)                               $   7,408      $  (5,829)
  Adjustments for non-cash items                      3,579          7,198
  Changes in certain assets and liabilities
   (using) or providing cash                         18,351         19,335
                                                  ---------      ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                    29,338         20,704
                                                  ---------      ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                  24,461         27,003
  Acquisition of investments                        (18,209)       (16,496)
  Acquisition and development of
   property, plant, and equipment                   (34,579)       (63,554)
  Proceeds from sale of property, plant, and
   equipment                                          8,085            445
                                                  ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES         (20,242)       (52,602)
                                                  ---------      ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                           96,100        105,478
  Payments on borrowings                            (96,167)       (81,507)
  Cash dividends paid                                (2,064)        (4,127)
  Treasury stock issued                                  50             18
                                                  ---------      ---------
      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                           (2,081)        19,862
                                                  ---------      ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                    7,015        (12,036)

  Cash and cash equivalents at beginning of year     27,437         30,656
                                                  ---------      ---------

      CASH AND CASH EQUIVALENTS AT SEPTEMBER 30   $  34,452      $  18,620
                                                  =========      =========









SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)     $   1,752      $   2,570
                                                  =========      =========

  Income taxes paid (tax refunds received)        $  (1,859)     $  (4,408)
                                                  =========      =========

  Noncash financing and investing activities--
   Capital leases                                 $   7,114      $  16,963
                                                  =========      =========

     See accompanying notes to condensed consolidated financial statements.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996


Note A - Basis for Presentation
-------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain accounts in the condensed consolidated financial statements for prior years have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Results for the Company's subsidiary, Eighty-Four Mining Company, other than its provision for income taxes, are not included in the accompanying Condensed Consolidated Statements of Income because
Eighty-Four is in the development stage.

     Certain accounts previously reflected in the Consolidated Balance Sheet as of December 31, 1995 as "Funding for other postretirement benefits" are included in "Investments in marketable securities" at September 30, 1996. Until such funding is deposited into restricted plan assets, the funding is available for general corporate cash requirements.


Note B - Status of Eighty-Four Mining Company
---------------------------------------------

     As previously reported, the Company's subsidiary, Eighty-Four Mining Company (Eighty-Four), is in the process of developing Mine No. 84 in Washington County, Pennsylvania. The mine had been scheduled to be fully operational by mid-1997 upon the installation of a second longwall mining system. As of September 30, 1996, the Company has invested $105 million in this project and has guaranteed its subsidiary's long-term debt totaling $107 million. In addition, $25 million in investment securities are pledged by the Company to secure a portion of the long-term debt. Because Eighty-Four is in the development stage, $130 million in costs of development, net of sales revenue from coal produced incidental to development, have been capitalized through September 30, 1996. Consequently, all revenues and expenses relating to the development of Mine No. 84 are excluded from the Condensed Consolidated Statements of Income in this report.

     Since the inception of longwall operations in the third quarter of 1995, Eighty-Four has experienced problems in achieving continuous miner advance rates required for the commencement of new longwall panels on a timely basis. Geological conditions and associated roof control problems have contributed to the less-than-projected continuous miner advance rates. While mining practices have been modified to minimize the adverse effect of unfavorable conditions, the continuous miner advance rates remain at levels significantly below those required for economical longwall mining. Management, with the aid of an independent consultant, has commenced an intensive study to assess this situation and to develop a plan to increase advance rates and, thus, improve productivity. This study is expected to be completed in December of this year. However, the continuous miner shortfalls are expected to delay the installation of the second longwall. The extent of such delay will depend on the time required to achieve acceptable advance rates.

     Once the aforementioned study is complete and revised forecasts are prepared, management will be in a position to better assess the future economics of the project. If, at that time, significant shortfalls in continuous miner advance rates are projected to continue, or if the long-term advance rate previously forecast is determined to be no longer achievable, there would be a material adverse effect on the project. Such determination could have a material effect on the recoverability of previously capitalized development costs, as well as other project assets, which would necessitate a write-down in an amount which is uncertain at this time and a review of the capitalization of future net development costs.

     The difficulty in sustaining acceptable advance rates, combined with various financial covenants in Eighty-Four's loan agreements and the Company's Guaranty Agreement, may, in the absence of waivers from the lenders, place Eighty-Four and the Company in noncompliance with provisions of those agreements. In the first quarter of 1996, revised operating projections indicated that the Mine No. 84 project required approximately $30 million in additional funding in order to complete development. As a result of those projections, the Company contributed $5 million in additional equity to the project, a $13 million line of credit was established with an affiliate company in order to meet short-term funding requirements, and Eighty-Four's credit agreements were amended in April, 1996. Under those agreements, Eighty-Four is required, among other things, including satisfying certain financial conditions, to secure additional permanent financing, or make an additional capital contribution, by year-end. The arrangement of such financing has been delayed until the continuous miner advance rate study and resulting revisions to Eighty-Four's forecast, including revisions to cash flow and funding requirements, are completed. In the event that the study indicates that significant shortfalls in miner advance rates are likely to continue, funding requirements of the project would be substantially in excess of those previously forecast. No assurance can be given that Eighty-Four will be able to obtain required financing or that waivers will be obtained from the lenders.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL POSITION
                       September 30, 1996


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) results of operations during the periods included in the accompanying Condensed Consolidated Statements of Income and (2) financial position since December 31, 1995:


Results of Operations
---------------------

     As previously reported, the Company's subsidiary, Eighty-Four
Mining Company (Eighty-Four), is in the process of developing Mine
No. 84 in Washington County, Pennsylvania. The mine had been scheduled to be fully operational by mid-1997 upon the installation of a second longwall mining system. As of September 30, 1996, the Company has invested $105 million in this project and has guaranteed its subsidiary's long-term debt totaling $107 million. In addition, $25 million in investment securities are pledged by the Company to secure a portion of the long-term debt. Because Eighty-Four is in the development stage, $130 million in costs of development, net of sales revenue from coal produced incidental to development, have been capitalized through September 30, 1996. Consequently, all revenues and expenses relating to the development of Mine No. 84 are excluded from the Condensed Consolidated Statements of Income in this report.

     Since the inception of longwall operations in the third quarter of 1995, Eighty-Four has experienced problems in achieving continuous miner advance rates required for the commencement of new longwall panels on a timely basis. Geological conditions and associated roof control problems have contributed to the less-than-projected continuous miner advance rates. While mining practices have been modified to minimize the adverse effect of unfavorable conditions, the continuous miner advance rates remain at levels significantly below those required for economical longwall mining. Management, with the aid of an independent consultant, has commenced an intensive study to assess this situation and to develop a plan to increase advance rates and, thus, improve productivity. This study is expected to be completed in December of this year. However, the continuous miner shortfalls are expected to delay the installation of the second longwall. The extent of such delay will depend on the time required to achieve acceptable advance rates.

     Once the aforementioned study is complete and revised forecasts are prepared, management will be in a position to better assess the future economics of the project. If, at that time, significant shortfalls in continuous miner advance rates are projected to continue, or if the long-term advance rate previously forecast is determined to be no longer achievable, there would be a material adverse effect on the project. Such determination could have a material effect on the recoverability of previously capitalized development costs, as well as other project assets, which would necessitate a write-down in an amount which is uncertain at this time and a review of the capitalization of future net development costs.

     The Company's subsidiary, Keystone Coal Mining Corporation (Keystone), recorded a $360,000 loss before income taxes in the third quarter of 1996 which was slightly more than the loss recorded in the third quarter of 1995. The annual two-week vacation period falls in the third quarter. For the nine months ended September 30, 1996, Keystone's income before income taxes was $2.3 million compared to a $9.8 million pretax loss for the same period in 1995. As previously reported, in 1995 the Keystone operations were adversely affected by problems encountered with major modifications to its coal cleaning plant, poor geological conditions, and low productivity at several of its mines. Keystone closed three of its low productivity mines at the end of 1995 and each of its remaining three mines has had productivity improvements in 1996. Keystone's 1996 results have also benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement and its ability to purchase coal from third party suppliers for delivery to its customer.

     The Company's subsidiary, Helvetia Coal Company (Helvetia), has continued to experience losses although at reduced amounts from those incurred in 1995. For the nine months ended September 30, 1996, Helvetia's losses before income taxes were $900,000 compared to pretax losses of $2.9 million for the same period of 1995. The loss for the third quarter of 1996 of approximately $500,000 compares to a $1.2 million pretax loss for the third quarter of 1995. Helvetia's operations were also affected by the two-week vacation shutdown period in the third quarter. Despite being in a loss position, Helvetia has benefitted from the performance of its Marshall Run mine which did not become operational until June, 1995. Efforts to improve production at Helvetia's other mine, Lucerne #6, are continuing.

     The results for the nine months ended September 30, 1996 were favorably affected by the completion of the sale of two refuse piles in February, 1996 which resulted in a gain before taxes of $6.575 million. In addition, the sale of certain surplus coal and surface properties and higher royalty income has resulted in an increase in miscellaneous income in the third quarter of 1996 compared to the third quarter of 1995.

     Interest and dividend income was higher in the third quarter of 1996 and year to date compared to similar periods in 1995 due to increased amounts invested.

     Depreciation, depletion, and amortization expenses have been higher in 1996 when compared to 1995 principally due to the inclusion of depreciation expense for Helvetia's Marshall Run mine which was in development through May 1995 and was operational for the entire nine month period in 1996.

     Selling, general, and administrative expenses were lower in the third quarter of 1996 compared to the third quarter of 1995 due, in part, to a favorable adjustment in the third quarter of 1996 for state tax accruals.

     Interest expense has continued to be lower in 1996 than in the prior year due to lower interest rates and decreased amounts borrowed by Keystone as a result of the reduction of its coal inventories to normal levels and positive cash flow from its operations. Interest expense incurred by Eighty-Four is being capitalized as it is in the development stage.

     The Company's effective income tax rates for 1996 and 1995 vary from the normally expected rates due to higher income tax provisions being recorded for Eighty-Four. The higher effective income tax rates are expected to continue through 1996.

     The Company's subsidiary, Leatherwood, Inc. (Leatherwood), has received notification that its permit to develop a solid waste landfill in Jefferson County, Pennsylvania, has been suspended by Pennsylvania's Department of Environmental Protection. The action follows enactment of a new provision in the Federal Aviation Act which purports to bar construction of Leatherwood's landfill. The suspension, by its terms, will remain in effect until Leatherwood is in compliance with the Act. Leatherwood is examining possible legal initiatives including challenges to both the Federal law and the DEP's action. Because of the lengthy process of such legal actions, if undertaken, development of the Leatherwood project will be delayed indefinitely. Leatherwood has previously expensed a substantial portion of the costs incurred in securing this permit. Thus, if Leatherwood were to permanently terminate development of the landfill, the effect on the Company's financial statements would not be material.


Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1996 was $34 million compared to $42 million at December 31, 1995 and the current ratio's were 1.9 to 1 and 2.25 to 1, respectively.

     Eighty-Four's difficulty in sustaining acceptable advance rates discussed in the Results of Operations above, combined with various financial covenants in Eighty-Four's loan agreements and the Company's Guaranty Agreement, may, in the absence of waivers from the lenders, place Eighty-Four and the Company in noncompliance with provisions of those agreements. In the first quarter of 1996, revised operating projections indicated that the Mine No. 84 project required approximately $30 million in additional funding in order to complete development. As a result of those projections, the Company contributed $5 million in additional equity to the project, a $13 million line of credit was established with an affiliate company in order to meet short-term funding requirements, and Eighty-Four's credit agreements were amended in April, 1996. Under those agreements, Eighty-Four is required, among other things, including satisfying certain financial conditions, to secure additional permanent financing, or make an additional capital contribution, by year-end. The arrangement of such financing has been delayed until the continuous miner advance rate study and resulting revisions to Eighty-Four's forecast, including revisions to cash flow and funding requirements, are completed. In the event that the study indicates that significant shortfalls in miner advance rates are likely to continue, funding requirements of the project would be substantially in excess of those previously forecast. No assurance can be given that Eighty-Four will be able to obtain required financing or that waivers will be obtained from the lenders.

     Eighty-Four contemplates entering into a lease for its second longwall system to be delivered in 1997, but it has not yet commenced negotiations of such lease.

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



                             ROCHESTER & PITTSBURGH COAL COMPANY



                                    THOMAS W. GARGES, JR.
                                    Thomas W. Garges, Jr.
                            President and Chief Executive Officer



                                       GEORGE M. EVANS
                                       George M. Evans
                                Vice President and Treasurer



Date:  November 14, 1996

                          EXHIBIT INDEX

              Exhibit 27 - Financial Data Schedule