Form 10-K405
period 1996-12-31
ROCHESTER & PITTSBURGH COAL CO
filed 1997-04-14
CIK 84548

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE                                          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 7, 1997, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $47,384,016.

     Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 7, 1997: 3,440,984 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     (a) General Development of Business.

     Registrant and its predecessors have been engaged in the mining of coal in central and western Pennsylvania since 1881. Since the mid-1960's, Registrant and its subsidiaries have been principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants located adjacent to or near Registrant's mines. Substantially all of these sales have been made pursuant to long-term coal supply contracts. During 1996, sales to the utility customers of Registrant's subsidiaries were somewhat in excess of minimum contract requirements. In 1992, through a subsidiary, Registrant acquired coal properties and an underground coal mine in southwestern Pennsylvania. Development and rehabilitation work continued at this mine in 1996. When such work is completed, which is anticipated in late 1997, Registrant will be engaged, as a material portion of its planned operations, in the eastern and midwestern utility coal markets in addition to the sales of coal pursuant to long-term coal supply contracts.

     (b) Financial Information About Industry Segments.

     Registrant is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

     (c) Narrative Description of Business.

     Registrant, through its subsidiaries, is currently principally engaged in deep and, to a minor extent, surface mining of bituminous steam coal in Pennsylvania. A majority of Registrant's deep-mined production in 1996 was sold pursuant to two long-term coal supply contracts, described below, to two mine-mouth electric generating plants adjacent to or near its mines. Steam coal is not suitable for metallurgical use because of excessive levels of ash or sulphur.

     In 1992, Registrant established two wholly-owned subsidiaries, Eighty-Four Mining Company ("Eighty-Four") and Lucerne Land Company ("Lucerne Land"), which acquired coal properties and Mine No. 84 from Bethlehem Steel Corporation and affiliated entities ("Bethlehem") on December 31, 1992. The final purchase price of the coal properties and Mine No. 84 was $53.6 million after taking into account post-closing adjustments.

     Since February 1993, Eighty-Four has been engaged in the renovation, rehabilitation, and replacement of key operating systems at Mine No. 84. Part of this work, which included installation of a new five-mile long, 6,700 ton per hour underground belt conveyor system, a new portal and ventilating shaft and other underground rehabilitation work, construction of new above-ground coal storage and unit-train load out facilities, upgraded coal handling and preparation facilities and development work to accommodate the installation of the first of the two planned longwall mining units is completed. The first longwall commenced operations in the third quarter of 1995; the second unit is scheduled to commence operations in the third quarter of 1997. When full capacity is reached, which is expected to occur in 1997, Eighty-Four's facilities will permit production of approximately 7.0 million tons of coal per year. In connection with the development of the longwall panels and the mining in longwall panels, Eighty-Four produced 3,026,551 tons of coal in 1996 substantially all of which were sold in the commercial market to fourteen customers which included utilities, industrial coal users and foreign customers.

     Since longwall operations commenced in 1995, Eighty-Four has experienced problems in achieving continuous miner advance rates required for economical longwall mining. During the fourth quarter of 1996, an independent mining consulting firm evaluated Eighty-Four's operation and advised management regarding a plan to enhance advance rates in the continuous miner sections. Such plan has been implemented and the advance rates have improved. The recent progress in the advance rate is being monitored by the consulting firm and Eighty-Four's management. Eighty-Four anticipates that the advance rates will continue to improve and that long-term advance rates acceptable for economical longwall mining are achievable.

     A citizens group has appealed various provisions of Eighty-Four's Coal Mining Activity Permit (the "Permit"). The appeal is pending before the Pennsylvania Environmental Hearing Board. See also Item 3 hereof.

     The properties acquired from Bethlehem are estimated to contain approximately 175 million saleable(1) tons of high quality Pittsburgh Seam steam and metallurgical coal, of which approximately 80 million tons are within Eighty-Four's current mine plan which provides for mining through 2008. The 175 million ton estimate, which was developed by Registrant's Geology and Engineering personnel and which is subject to continuing review and verification by them, is based upon review of data and test results provided by Bethlehem, data available from outside sources, application of generally accepted mining practices in the geographic area of mining by Eighty-Four, and generally accepted mining practices in the Pittsburgh Seam utilizing longwall mining techniques.

     During 1996, marketing efforts for the sale of coal by Eighty-Four continued. As a result of such efforts, Eighty-Four expects to sell approximately 4.8 million tons of coal from Mine No. 84 in 1997 to utility and industrial customers, in either spot market sales or under longer term contracts none of which, at present, extends beyond 2000. The coal from Mine No. 84, however, is of such quality that it should position Registrant to respond to the increased demand for coal that meets the air quality standards under Phase I of the Clean Air Act. Eighty-Four has been successful in addressing such uses for Mine No. 84 coal by utilities that use the coal as blender with Western low sulphur coals. Longer-term demand for this coal should remain strong because, after cleaning, the coal will remain a cost-effective product for electric generating stations utilizing scrubbers. Additionally, a significant portion of the coal from Mine No. 84 has historically been sold on the domestic and international metallurgical market. In 1996, Mine No. 84 shipped its first coal to an international customer. Marketing activities undertaken by Eighty-Four have been directed to a diverse geographic and customer base, thus reducing reliance upon a single customer, group of customers, or type of market while enabling price escalation risks to be partially hedged due to varying contract durations.

     Registrant's wholly-owned subsidiary, Keystone Coal Mining Corporation ("KCMC") is a party to a coal supply agreement effective as of January 1, 1991 (the "Keystone Agreement") with the seven public utilities (the "Keystone Owners") that own the Keystone Steam Electric Station (the "Keystone Station") near Shelocta, Pennsylvania. The Keystone Agreement amended, extended, and restated an earlier agreement dated January 1, 1972, among the same parties pursuant to which coal is delivered to the Keystone Station by KCMC. The Keystone Agreement, which was further amended in 1995, has a term ending on December 31, 2004, and provides that KCMC will sell and deliver 3,250,000 tons annually subject to increase or decrease by up to 250,000 tons through 1999. In 1996, KCMC delivered 3,182,580 tons to the Keystone Station pursuant to the Keystone Agreement. Should the parties not agree to an extension of the Keystone Agreement beyond 2004, as to which no assurance can be given, production and deliveries will decrease between 2000 and 2004 with an aggregate of 6,500,000 tons to be delivered during that five-year period. Coal sold pursuant to the Keystone Agreement is delivered by a series of belt conveyors directly from KCMC's mines (the "Keystone Mines") or by truck to the Keystone Station.

     In connection with its Keystone Mines, KCMC also owns and operates a coal handling and preparation facility (the "Keystone Cleaning Plant") which processes coal to enhance the thermal value of the coal delivered to the Keystone Station.

     The price paid by the Keystone Owners to KCMC pursuant to the Keystone Agreement consists of an amount equal to all costs of production incurred by KCMC in mining, processing, and delivering the coal, including mine development costs and capital expenditures, mine closing costs, general and administrative costs, interest costs, plus a profit that varies according to KCMC's ability to meet or exceed certain cost standards, subject to a price cap, plus a royalty of $.25 per ton, with an annual minimum royalty payment of $375,000. The profit calculation is subject to adjustment for cumulative changes in the Gross National Product Implicit Price Deflator ("GNP Deflator") based upon the Btu content of the coal delivered and KCMC's cost of production compared to standard costs established in the Keystone Agreement. The standard costs are adjusted according to various cost and market price indices.

---------------

(1) Saleable means total coal mine output less tonnage rejected during processing for market.

     KCMC dedicated approximately 90 million tons of coal at January 1, 1991 pursuant to the Keystone Agreement which coal cannot be mined for sale to others without the Keystone Owners' consent. Substantially all of the dedicated coal properties are leased or subleased by KCMC from Registrant. Under certain conditions described in the Keystone Agreement, the Keystone Owners have the option to purchase all of the capital stock of KCMC at the net book value thereof at the time of exercising the option ($15,554,863 at December 31, 1996) or KCMC's net assets at book value, and to lease KCMC's coal properties from Registrant. In such event, Registrant would receive a royalty equal to approximately $1.03 per ton, a substantial portion of which would be adjusted for changes in the GNP Deflator since December 1990. See Note C of the Notes to the Consolidated Financial Statements. The Keystone Owners also have the right to terminate the Keystone Agreement effective at the end of 1999 or any calendar year thereafter, upon five years prior notice, if the Keystone Owners determine, in their sole discretion, that it is unlawful or commercially impracticable, in light of the then applicable governmental regulations, to operate the Keystone Station with the quality of the coal KCMC is able to produce. The Keystone Owners also have the right to terminate the Keystone Agreement if certain coal size and quality requirements are not met by KCMC.

     In 1996, KCMC delivered 2,404,753 tons of coal from its Keystone Mines and 777,827 tons of purchased coal to the Keystone Station, compared with deliveries to the Keystone Station in 1995 of 3,161,913 tons of coal from its Keystone Mines and 338,152 tons of purchased coal.

     Registrant's wholly-owned subsidiary, Helvetia Coal Company ("Helvetia"), is a party to a coal sales agreement effective January 1, 1995 (the "Homer City Agreement") with the two public utilities (the "Homer City Owners") that own the Homer City Steam Electric Station (the "Homer City Station") near Homer City, Pennsylvania.

     The Homer City Agreement provides that Helvetia will sell and deliver to the Homer City Owners approximately 14 million tons of coal through 2003 at an initial rate of 1.8 million tons of coal per year. Such coal is leased from Registrant. Coal sold pursuant to the Homer City Agreement is delivered to the Homer City Station by conveyor belts and trucks. To enhance the quality of delivered coal and thereby gain the benefit of premiums under the pricing structure of the Homer City Agreement, Helvetia built a new coal cleaning plant (the "Helvetia Cleaning Plant") which began operation in February 1995.

     The price paid by the Homer City Owners to Helvetia pursuant to the Homer City Agreement is a base price with escalation and adjustments based on the quality of the coal delivered. The Homer City Agreement also provides for early termination by either party under hardship provisions as defined in the Homer City Agreement and further allows the Homer City Owners to terminate the Homer City Agreement for their convenience, in which event they are required to make certain payments to Helvetia. See Note C of the Notes to the Consolidated Financial Statements.

     In 1996, Helvetia delivered 1,822,792 tons of coal from its deep mines and 115,677 tons of purchased coal to the Homer City Station compared with deliveries to the Homer City Station in 1995 of 1,421,383 tons of deep-mined coal and 171,763 tons of purchased coal. In 1996, 86 tons of coal recovered from refuse were delivered to the Homer City Station compared with delivery of 4,593 tons of coal recovered from refuse in 1995.

     In 1996, five deep mines of Registrant's subsidiaries supplied coal to the Homer City and Keystone Stations (the "Stations"). The mines are described in
Item 2 hereof, to which reference is hereby made.

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

     The bituminous coal industry in general is intensely competitive. Although the majority of Registrant's coal production is currently sold pursuant to the Keystone and Homer City Agreements (the "Agreements"), because of the nature of the power supply system in the Mid-Atlantic Region of the United States, Registrant remains subject to material competition from other coal suppliers primarily as to price, coal quality, and environmental considerations, and suppliers of other types of fuel, principally oil, natural gas, hydroelectric power, and nuclear fuel. That system is operated as a pool of electric power so that to the extent other sources of power within the system, or available to it, are cheaper than the power produced at the Stations, the Keystone and Homer City Owners could reduce the amount of power produced by those Stations and, consequently, the amount of coal purchased from Registrant under the Agreements could be reduced. In addition, the deregulation of the electric generating industry, the dimensions of which are not yet fully apparent, could have a material effect on Registrant's business if the utilities to which its subsidiaries supply coal are unable to compete effectively in a deregulated environment.

     During 1996, a substantial portion of Registrant's surface-mined coal was sold to Helvetia. To the extent that Registrant is engaged in the wholesale and retail sale of coal, it constitutes a minor competitive factor in such industry and is in competition with other sellers of coal and other fuels, principally oil and natural gas.

     Registrant's business is materially dependent on the Agreements, described herein. See also Note C of the Notes to the Consolidated Financial Statements. Gross sales pursuant to the Keystone Agreement and the Homer City Agreement accounted for approximately 58% and 34%, respectively, of Registrant's sales in the year ended December 31, 1996. If the Owners of the Stations were to use other stations not served by Registrant to meet a greater percentage of their power generation demand, or if power were procured from other sources, their requirements for the Stations could decrease, and if such decrease were significant, the change could materially adversely affect the business of Registrant.

     United Eastern Coal Sales Corporation ("United Eastern"), a wholly-owned subsidiary of Registrant, is a coal broker and sales agent which buys and sells, either as principal or agent, coal produced in the United States. Registrant's wholly-owned subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited ("R&P Canada"), is engaged in the sale of coal to customers in Canada. United Eastern and R&P Canada serve customers principally in the Mid-Atlantic states and the Province of Ontario.

     Leatherwood, Inc. ("Leatherwood"), a wholly-owned subsidiary of Registrant, is engaged in developing solid waste management facilities. In 1995, the Pennsylvania Department of Environmental Protection (the "DEP") issued a permit to operate a 1,500 ton-per-day municipal solid waste landfill in Jefferson County, Pennsylvania. In October 1996, Congress passed the Federal Aviation Reauthorization Act of 1996 (the "Reauthorization Act"). Leatherwood does not comply with a provision of the Reauthorization Act which addresses the siting of landfills in relation to the location of a municipal airport. The DEP subsequently suspended Leatherwood's permit until such time as Leatherwood is in compliance with the Reauthorization Act. Leatherwood is evaluating possible alternatives, including litigation, to address the provisions of the Reauthorization Act.

     Information concerning backlog is not considered material to an understanding of Registrant's business.

     At December 31, 1996, Registrant had an estimated recoverable(2) reserve base(3) in leased or owned properties in Armstrong, Indiana, Westmoreland, Washington, and other nearby Pennsylvania counties, of approximately 698 million tons of coal. During 1996, Registrant produced approximately 4,290,360 tons of coal excluding coal produced from Mine No. 84. Of the 698 million tons of estimated recoverable reserve

---------------

(2) Those portions of the reserve base that are owned or leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

(3) Reserve base means those parts of an identified resource, proven and probable, that are currently economic, and some of those that are currently sub-economic that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics.

base, approximately 71 million tons of coal (10%), are dedicated under the Agreements. With the exception of approximately 80 million of the 175 million saleable tons of coal acquired from Bethlehem, recovery of the remaining unassigned recoverable reserve base would require new mines which would entail substantial capital expenditures the amount of which cannot be estimated at this time. Registrant has made no decision regarding any new mines and, depending upon Registrant's continuing evaluation of economic conditions affecting the sale of coal in Registrant's present area of operations and the effect of increasingly stringent environmental requirements, Registrant might not open new mines to access its existing, undedicated coal. The estimated recoverable reserve base stated herein was determined by Registrant's staff based upon the prior experience of Registrant in mining in the areas of its present recoverable reserve base and upon data from tests conducted by Registrant, and Registrant's mining experience in the seams and area of Registrant's present recoverable reserve base, and represents coal which is recoverable on the basis of current mining practices and techniques. Consequently, Registrant's estimates are subject to continuing review and refinement.

     Registrant also owns coal lands in West Virginia, some of which are under lease to another, unrelated coal company. The leased reserves are near exhaustion. Registrant also subleases coal lands in West Virginia to another unrelated coal company.

     Patents and licenses are not material to the operation of Registrant's business.

     Registrant has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of Registrant's total assets, other than the possible development of Leatherwood and the acquisition and development of Mine No. 84. While a substantial capital investment may ultimately be made in development of Leatherwood's projects, the amount of such investment has not yet been determined. Through December 31, 1996, Registrant has made an investment in the Mine No. 84 project of $109 million in the form of equity and loans (including the $53.6 million adjusted purchase price), and as of March 31, 1997, through an affiliated company of Registrant, loaned an additional $51 million to the project. Also, in March 1997, Eighty-Four and Lucerne Land amended and restructured their long-term credit agreements, reducing the amount available thereunder from $85 million to $60 million, $50 million of which was outstanding at March 31, 1997. In addition, Eighty-Four has entered into $24 million of capital leases and has also obtained a commitment to lease additional longwall equipment necessary to complete development of Mine No. 84. Over the life of Mine No. 84, additional funding, including capital and operating leases to provide remaining funding requirements of the project, is anticipated. See also Notes B and D of the Notes to the Consolidated Financial Statements.

     Registrant's business is subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. In addition to prescribing civil and criminal penalties for violations, both the Federal Mine Safety and Health Act of 1977 and the Surface Mining Control and Reclamation Act of 1977 authorize the closure under certain circumstances of noncomplying operations. Pennsylvania statutes applicable to Registrant's mining operations are both more and less stringent than the federal statutes. Numerous federal and state laws and regulations pertaining to the discharge of materials into the environment impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes have in the past and will in the future require substantial capital investments and may adversely affect the productivity of Registrant's Subsidiaries. Because of the inclusion of environmental-related elements in the normal expenditures for mine development and operation, environmental-related costs cannot be precisely isolated but Registrant does not believe such costs have materially adversely affected Registrant's financial condition. See also
Item 3 hereof.

     Both federal and state law and regulations impose sulphur emission standards, which will increase in stringency during the next several years, on uses of coal. However, substantially all of Registrant's coal is sold pursuant to the Agreements, which contain no provisions warranting that the sulphur content of the coal will meet emission standards when burned. Should the cost of compliance as an element of production costs become burdensome, the competitive position and earnings of Registrant could be adversely affected. The impact of recent legislation, especially the Clean Air Act Amendments of 1990, on Registrant's business remains uncertain at this time. Registrant believes that improvements in clean coal technologies or in techniques to neutralize or treat emissions from generating stations are such that, with the benefit of such technologies, its coal will meet standards under currently enacted legislation. However, these amendments could have an adverse effect on the sales of coal to the Stations. Also, as described above, at the end of 1999 and any year thereafter, the Keystone Owners have the right to terminate the Keystone Agreement if it is unlawful or commercially impracticable, in light of then applicable government regulations, to operate the Keystone Station with the quality of the coal KCMC is able to produce. Moreover, in the event of the enactment of legislation or regulations imposing more stringent environmental standards on the Stations, Registrant could be adversely affected if the owners of the Stations purchased more coal from others or generated less electricity from these Stations. Environmental legislation and regulation may have an adverse effect on Registrant's ability to market its coal reserves not dedicated under existing contracts and may require modifications to the marketing plans of Eighty-Four.

     As indicated in the Consolidated Financial Statements, Registrant has made substantial capital investments in the past three years in addition to the development of Mine No. 84. Inasmuch as a substantial portion of these investments has been for several purposes, e.g., to extend mine and equipment life, to increase productivity, and to comply with safety and/or environmental legislation, Registrant cannot indicate with precision capital investments required solely to comply with environmental and safety legislation. However, Registrant estimates such expenditures totalled approximately $3.6 million in the five years ended December 31, 1996, and it is estimated that annual capital expenditures of approximately $.5 million per year for the next several years will be attributable to environmental and safety laws. Such legislation also adversely affected Registrant's deep mine productivity. No assurance can be given that additional, more stringent mining and environmental legislation will not be enacted or that such legislation, if enacted, would not have a material adverse effect upon Registrant's operations.

     Registrant currently employs approximately 1,600 persons, of whom 1,440 are engaged directly in the production and processing of coal for sale and 150 are engaged in executive, administrative, engineering, exploration, sales, and clerical capacities. Registrant has approximately 1,182 employees who are covered by the National Bituminous Coal Wage Agreement of 1993 (the "1993 Agreement") with the United Mine Workers of America (the "UMWA"), which, was ratified on December 16, 1993 after a seven-month strike against Bituminous Coal Operators' Association ("BCOA") member companies. The 1993 Agreement will terminate on or after August 1, 1998 by either party giving to the other party at least 60 days notice of the desired termination date. During 1996, the 1993 Agreement was modified by the BCOA and the UMWA to provide for changes in health and retirement benefits, wage bonuses to be paid in 1996 and 1997, other administrative items, and to eliminate the ability of the BCOA or the UMWA to reopen the 1993 Agreement prior to the third and fourth anniversary dates of the 1993 Agreement. While Registrant's subsidiaries resigned from BCOA in 1994, they remain signatories to the 1993 Agreement and the 1996 modifications.

     Registrant's business is not seasonal in any material respect.

     Registrant is engaged principally in a single line of business, the mining and sale of coal. Excluding the sales of Eighty-Four, which is in the development stage, the following table sets forth the amount of Registrant's sales contributed by each class of Registrant's products which accounted for more than 10% of Registrant's total sales during each of Registrant's three fiscal years ended December 31, 1996, 1995, and 1994.

                                                 SALES OF
                                                COAL UNDER      OTHER
                   YEAR ENDED                   LONG-TERM      SALES OF
                  DECEMBER 31                   CONTRACTS        COAL       OTHER      TOTAL SALES
    ----------------------------------------    ----------     --------     ------     -----------
                                                         (AMOUNTS EXPRESSED IN THOUSANDS)
      1996..................................     $185,841      $  7,450     $8,974      $ 202,265
      1995..................................      198,394        10,730      7,562        216,686
      1994..................................      173,774        10,765      7,452        191,991

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     In the years ended December 31, 1996, 1995, and 1994, R&P Canada had sales of $7,235,578, $10,268,032 and $10,985,434, respectively, primarily to customers located in Canada. Registrant does not consider its sales of coal in Canada to be subject to any particular risks merely because its customers are located in Canada. However, foreign business in general can be subject to special risks, including exchange controls, changes in currency valuations, restrictions on the repatriation of funds, restrictions on the ownership of foreign corporations or the composition of their boards of directors, export restrictions, the imposition or increase of taxes and tariffs, and international financial instability. No assurance can be given that any of these factors might not have an adverse effect on Registrant's future foreign operations.

ITEM 2.  PROPERTIES.

     Registrant's executive and administrative offices are located in a 76,309 square foot building in Indiana, Pennsylvania, which it owns. Registrant also owns approximately 38,200 acres of surface land in Pennsylvania. Registrant's subsidiaries lease various properties in the United States and Canada under leases having a current annual aggregate rental of approximately $188,000. These leases expire at various times over the next five years and the amount of aggregate rents payable during that period will depend on the extent of renewals.

     As indicated in Item 1 hereof, as of December 31, 1996, based upon the prior experience of Registrant in mining in the area of Registrant's operations and data from tests conducted by it and, in the case of the coal properties acquired by Eighty-Four and Lucerne Land, a review of data provided by others and mining practices in the areas and seam acquired, Registrant had an estimated recoverable reserve base in leased or owned properties in Indiana, Armstrong, Westmoreland, Washington, and other nearby Pennsylvania counties of approximately 698 million tons of coal. Substantially all of the coal leased by Registrant is leased until exhaustion. Registrant has not conducted sufficient tests to determine the degree to which reserves, if any, exist on its owned or leased properties located outside of Indiana, Armstrong, Westmoreland, Washington, and other nearby Pennsylvania counties.

     Registrant operated six underground mines in 1996. Information on the production of those mines and on the estimated recoverable reserve base of these mines and the estimated recoverable reserve base of Registrant is provided in the following table:

                      ROCHESTER & PITTSBURGH COAL COMPANY
           ESTIMATED RECOVERABLE RESERVE BASE AS OF DECEMBER 31, 1996
                               PRODUCTION TONNAGE

                                    RECOVERABLE RESERVE BASE
                                        (TONS X 1000)(1)                  PRODUCTION IN TONS
                                  ----------------------------   -------------------------------------
                                  PROVEN    PROBABLE    TOTAL      1996          1995          1994
                                  -------   --------   -------   ---------     ---------     ---------
Underground
  KCMC
     Assigned -- Dedicated
     Emilie(3)..................    2,216      1,211     3,427   1,004,314(4)    843,104(4)  1,001,453(4)
     Emilie #4(3)...............        0          0         0           0(4)    249,617(4)    218,375(4)
     Jane(3)....................        0          0         0           0(4)    358,813(4)    515,978(4)
     Margaret #11 -- 2(3).......        0          0         0           0(4)    361,343(4)    361,700(4)
     Margaret #11 -- 3(3).......        0        505       505           0(4)          0(4)    101,445(4)
     Plumcreek #1(3)............      534        660     1,194     440,942(4)    296,244(4)    129,007(4)
     Urling #1(3)...............        0      3,193     3,193     865,027(4)    726,567(4)    753,425(4)
  Unassigned -- Dedicated.......   36,957     16,343    53,300           0             0             0
Helvetia
  Assigned -- Dedicated
     Lucerne #6 -- E(2).........    4,175      2,162     6,337     999,245(4)    988,945(4)  1,089,693
     Marshall Run(2)............    2,317        420     2,737     819,850(4)    451,768(4)        531
     Lucerne #8(2)..............        0          0         0           0             0       597,567
     Lucerne #9(2)..............        0          0         0           0             0       559,391
  Unassigned -- Dedicated.......        0          0         0           0             0             0
Lucerne Land
  Assigned
     Mine No. 84(5).............   65,732      9,178    74,910   3,026,551(4)  1,344,189(4)    288,588(4)
  Unassigned....................        0     95,612    95,612           0             0             0
Registrant
  Unassigned....................  196,543    256,998   453,541           0             0             0
     Total -- Underground.......  308,474    386,282   694,756   7,155,929     5,620,590     5,617,153
Surface
  Registrant
  Assigned......................      185         44       229     160,981       210,827        78,357
  Unassigned....................    1,524      1,797     3,321           0             0             0
  Total -- Surface..............    1,709      1,841     3,550     160,981       210,827        78,357
TOTAL...........................  310,183    388,123   698,306   7,316,910(4)  5,831,417(4)  5,695,510(4)

---------------
NOTES:

Recoverable --
             Those portions of the reserve base that are owned or leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

Assigned --  Areas that can be mined through the use of existing mine openings and coal handling and processing facilities based on the Registrant's current mining plans. Additional ventilation openings may be required for underground mines due to normal mine expansion.

Unassigned --Areas that would require substantial capital expenditures for new mine openings and equipment prior to any mining activity.

Dedicated -- Areas committed under coal sales agreements.

(1) These figures represent calculations based upon continuing evaluation and refinement of estimates reflecting evaluation of new and existing geologic data, improved computational methods, and the effects of legal and environmental considerations, and are rounded to the nearest thousand. "Proven" tonnage is estimated by projection of thickness and quality, data for a radius of 2,000 feet from a point of measurement. "Probable" tonnage is estimated by projection of thickness and quality data for a radius greater than 2,000 feet and less than 5,000 feet from a point of measurement and when consideration is made for other factors, such as mining conditions, coal quality, and mine operating experience.

(2) Operated by Helvetia.

(3) Operated by KCMC.

(4) Tonnage figures represent clean coal after washing and preparation at the Keystone Cleaning Plant, the Helvetia Cleaning Plant or at Mine No. 84's preparation facilities. See also Item 1 hereof.

(5) Operated by Eighty-Four.

     Surface mining is also conducted by Registrant and by independent contractors utilized by Registrant, who are obligated by law and by contract with Registrant to restore the surface in accordance with Pennsylvania and federal laws. Production from surface mining for the last three years has been as follows: 1994 -- 78,357 tons, 1995 -- 210,827 tons, and 1996 -- 160,982 tons.
All surface-mined coal produced in 1996 was sold on the commercial market. Registrant anticipates limited surface mining activity in the near future and, therefore, while Registrant is continuing to acquire additional coal properties suitable for surface mining, no assurance can be given that Registrant will be able to maintain adequate resources for surface-mined coal in the future.

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

ITEM 3.  LEGAL PROCEEDINGS.

     As described in Item 1 hereof, the nature of Registrant's business subjects it to numerous state and federal laws and regulations pertaining to environmental matters, and administrative and judicial proceedings involving alleged violations thereof are considered incidental to Registrant's business.

     Other than the matter discussed herein, Registrant is not a party to any pending litigation which it deems material to its financial condition, although it is a party to litigation incidental to the conduct of its business.

     As noted in Item 1 hereof, a citizens group, People United To Save Homes ("the Appellant") filed an appeal of the issuance by DEP of Eighty-Four's Permit. The appeal is pending before the Pennsylvania Environmental Hearing Board (the "EHB") at EHB Docket No. 95-233-R. While Registrant believes that the appeal of the Appellant is not meritorious and will be denied by the EHB, the outcome of such appeal cannot be determined at this time. In the event that the Appellant were to prevail with respect to material provisions of the Permit, Eighty-Four might then be required to amend its mining plan or to incur additional operating expenses which could have an adverse financial effect on Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant did not submit any matters to a vote of stockholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF REGISTRANT.

     Information on executive and other officers of Registrant as of February 28, 1997, is as follows:

                                                                              FAMILY
             NAME               AGE        POSITION WITH REGISTRANT        RELATIONSHIP
------------------------------  ---   -----------------------------------  -------------
Thomas W. Garges, Jr..........  57    President and Chief Executive            None
                                      Officer
W. Joseph Engler, Jr..........  56    Vice President and General Counsel       None
George M. Evans...............  49    Vice President and Treasurer             None
Peter Iselin..................  76    Vice President -- Finance and             (1)
                                      Secretary
Thomas M. Majcher.............  44    Vice President -- Corporate              None
                                      Development
A. W. Petzold.................  60    Vice President -- Operations             None
Jeffrey A. Mack...............  39    Controller                               None

---------------
(1) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II, and the uncle of Mr. Gordon B. Whelpley, Jr., Directors of Registrant.

     Officers of Registrant are elected annually by the Board of Directors at its organization meeting following the Annual Meeting of Shareholders.

     Significant Employees of Registrant's Subsidiaries.

     Information on certain significant employees of KCMC, Helvetia, and Eighty-Four as of February 28, 1997, is as follows:

                                           POSITION WITH REGISTRANT           FAMILY
             NAME               AGE              SUBSIDIARIES              RELATIONSHIP
------------------------------  ---   -----------------------------------  -------------
Robert D. Anderson............  52    President -- KCMC                        None
                                      President -- Helvetia
Robert A. McGregor............  54    President -- Eighty-Four                 None

     Each of the officers of Registrant and the significant employees of Registrant's subsidiaries named above has held a position with Registrant or a subsidiary for the past five years with the exception of Mr. McGregor who joined Eighty-Four as President in February 1993. Prior to 1993, he had been President of Oneida Coal Company (1986-1991) and Shamrock Coal Company (1990-1993), both subsidiaries of Sun Coal Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET AND DIVIDEND INFORMATION

     The following tables show the quarterly cash dividends and the range of bid and ask prices of Registrant's stock which is traded in the over-the-counter market. The quotations, taken from daily newspapers, represent prices between dealers and do not include retail mark-up, mark-down, or commission and do not necessarily represent actual transactions. On December 31, 1996, Registrant had approximately 680 shareholders of record.

                                                                 1996
                                       --------------------------------------------------------
                                                    MARKET PRICE                      CASH
                                       ---------------------------------------     DIVIDENDS
               QUARTER                 HIGH BID   LOW BID   HIGH ASK   LOW ASK   DECLARED(1)(2)
-------------------------------------  --------   -------   --------   -------   --------------
First................................   $33.00    $28.00     $34.50    $29.50         $.15
Second...............................    33.00     31.50      34.50     32.50          .15
Third................................    31.50     30.50      32.75     31.50          .15
Fourth...............................    32.25     25.00      33.25     27.00          .15
                                                                                      ----
                                                                                      $.60
                                                                                      ====

                                                                 1995
                                       --------------------------------------------------------
                                                    MARKET PRICE                      CASH
                                       ---------------------------------------     DIVIDENDS
               QUARTER                 HIGH BID   LOW BID   HIGH ASK   LOW ASK   DECLARED(1)(2)
-------------------------------------  --------   -------   --------   -------   --------------
First................................   $34.00    $34.00     $36.00    $35.50         $.30
Second...............................    34.00     29.00      36.00     30.50          .15
Third................................    29.75     28.50      31.00     29.50          .15
Fourth...............................    30.63     28.00      32.50     29.25          .15
                                                                                      ----
                                                                                      $.75
                                                                                      ====

---------------
(1) All dividends were declared and paid in the same period shown with the exception of the dividends declared in the fourth quarters of 1996 and 1995 which were paid on January 2, 1997 and January 2, 1996, respectively.

(2) The long-term debt agreements to finance the development of Mine No. 84 limit additional indebtedness, acquisitions, and investments and require that Registrant comply with certain other covenants and maintain certain financial ratios. In addition, Registrant's ability to declare dividends is dependent on consolidated earnings meeting criteria in the long-term debt agreements. Registrant required waivers from the senior lenders in order to declare the 1995 dividends. Future dividends will be dependent on Registrant's performance and its ability either to satisfy the applicable criteria in the long-term debt agreements or to obtain a waiver of the dividend restriction. No assurance can be given that such waiver will be granted. In accordance with the subsidiaries' debt agreements, net assets totaling $109,000,000 are restricted from being transferred to Registrant.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                       (AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
  Tons of coal produced...........       4,290        4,492        4,976        3,218        5,584
  Sales...........................    $202,265     $216,686     $191,991     $153,628     $198,502
  Depreciation, depletion, and          11,795       13,285       12,215       10,406       10,967
     amortization.................
  Provision (credit) for income          3,969         (337)       1,838        1,502        4,459
     taxes........................
  Net income (loss)(2)............      11,261       (3,535)       2,466        7,083       14,190
--------------------------------------------------------------------------------------------------
FINANCIAL POSITION
  Working capital.................    $ 36,547     $ 41,969     $ 50,145     $ 31,025     $ 39,333
  Property, plant, and                 365,625      322,363      230,169      183,009      144,974
     equipment -- net.............
  Net capital expenditures........      46,878       88,090       58,848       48,213       77,119
  Total assets....................     531,398      491,407      410,994      356,884      327,579
  Long-term debt..................     100,501      120,784       75,693       29,455       13,203
  Shareholders' equity............     211,185      203,114      207,450      210,794      209,401
--------------------------------------------------------------------------------------------------
PER SHARE DATA(1)
  Average shares outstanding......       3,441        3,439        3,439        3,441        3,449
  Net income (loss)(2)............    $   3.27     $  (1.03)    $    .72     $   2.06     $   4.11
  Cash dividends declared.........         .60          .75         1.50         1.50         1.50
  Book value at year-end..........       61.37        59.06        60.33        61.31        60.84

---------------

(l) Adjusted for 10% stock dividends paid annually through 1991.

(2) Net income and net income per share for 1993 include a credit of $4,709,000 and $1.37, respectively, for the cumulative effect to January 1, 1993 of a change in accounting for income taxes.
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The operating results for 1996 include combined pretax income of $2.9 million at two of Registrant's principal subsidiaries, KCMC and Helvetia, which had pretax losses in 1995 of $8.4 million and $4.6 million, respectively. In addition, the 1996 results include gains on the sales of property totalling $7.7 million, including the sale of land containing two refuse piles.

     As discussed in Note B to the Consolidated Financial Statements, rehabilitation and development of Eighty-Four's operations will continue into the third quarter of 1997, when a second longwall mining system is expected to start production. Costs incurred net of sales revenue from coal produced incidental to development are being capitalized. Eighty-Four has obtained the necessary permits to develop and operate the mine as planned. However, these permits have been appealed by certain parties. Registrant believes, however, that the issuance of these permits will be upheld.

     Mine No. 84 has experienced difficulty in achieving continuous mining advance rates necessary for economical operation of the longwall mining system, creating delays in late 1995 and 1996. Management, with the aid of an independent consultant, implemented a productivity improvement plan in the fourth quarter of 1996, and continuous miner advance rates have improved since the third quarter of 1996. As a result, forecasts have been revised and management believes that the shortfalls in continuous miner advance rates will continue to improve, and that the project will provide for recoverability of capitalized development costs, as well as other project assets.

     The closing of three of KCMC's six deep mines at the end of 1995, which is discussed in Note C to the Consolidated Financial Statements, and replacement of this production with raw coal purchased from third party suppliers improved KCMC's operating costs in 1996. The remaining mines had productivity improvements in 1996 despite a major roof fall at one mine in the fourth quarter. KCMC's cleaning plant operations improved, resulting in the enhancement of the quality of coal sold. KCMC's 1996 results also benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement and the effect of slightly improved market prices on its profit formula.

     In 1995, KCMC had experienced continuing problems in conjunction with major modifications made to its coal cleaning plant in 1994, which caused inventories of unprocessed coal to build to unusually high levels at the end of 1994 and in early 1995. As a result, production was idled for over a month and further modifications to the cleaning plant were completed in mid-1995. In addition, in 1995 KCMC continued to experience poor geological conditions, a reduction in the market price index used to adjust its sales price, and declining productivity levels. As a result of these factors, KCMC's operating costs in 1995 were higher than its sales revenue, which, while determined under a cost-plus pricing mechanism, is subject to a maximum price cap.

     Since January 1, 1995, Helvetia's coal deliveries have been under the terms of a fixed-price coal sales agreement discussed in Note C to the consolidated financial statements. In 1996, Helvetia's results of operations benefitted from the first full year of production at its Marshall Run mine and the favorable effect on operating profit of the adjustment to estimated workers' compensation liabilities for prior years discussed more fully in Note H to the Consolidated Financial Statements. Total tons produced at Helvetia increased 26% and deliveries under its coal sales agreement, including coal purchased from affiliates, increased to 1.9 million tons in 1996 compared to 1.6 million tons in 1995 and 1.8 million tons in 1994. Helvetia's other mine, Lucerne #6E, remained unprofitable. However, efforts to improve its productivity, including the installation of a new portal in the first quarter of 1997, are continuing.

     The decline in tonnage and losses experienced in 1995 at Helvetia were due to the closure of Lucerne #8 and #9 mines at the end of 1994, delays in completing development of Marshall Run and low productivity at Lucerne #6E. In 1994, Helvetia's pretax income, under its previous cost-plus agreement, was approximately $1 million.

     In 1996 and 1995, Registrant's other operating subsidiaries recorded pretax income of approximately $1.7 million and $1.9 million, respectively, from surface mining operations and reclamation contracts with the Commonwealth of Pennsylvania for the restoration of abandoned mine lands. In 1994, these operations recorded a slight loss.

     During the past two years, Registrant realized net investment gains from the sale of marketable securities. In 1994, Helvetia sold certain investment securities at a $525,000 pretax loss in order to retire bank debt and provide funds for capital expenditures and the completion of Marshall Run's mine development.

     Interest and dividend income continued to increase in 1996 in part from investing funds received from Helvetia's utility customers for certain liabilities incurred under its previous cost-plus contract. Average yields, which increased in 1995, decreased slightly in 1996.

     Depreciation, depletion, and amortization was higher in 1995 than in 1996 and 1994 due to the recording of additional amounts of depreciation relating to the closure of three Keystone mines in 1995.

     Selling, general, and administrative expenses, increased slightly in 1996 from 1995, which included certain costs for severance and early retirement expenses incurred as a result of the closing of the three KCMC mines. A substantial portion of selling, general, and administrative expenses relative to Eighty-Four are expensed as incurred. Selling, general, and administrative expenses were abnormally low in 1994 due to a credit for favorable settlement of prior years' state capital stock taxes.

     Interest expense decreased in 1996 due to reductions in the amounts borrowed to finance KCMC's operations. During 1994 and 1995, KCMC required financing for certain receivables for strike costs incurred in 1993 which were deferred in accordance with its long-term coal sales agreement, and for increases in coal inventories in those years. Interest on Eighty-Four's debt is being capitalized as mine development costs.

     Registrant's effective income tax rates are discussed in Note F to the Consolidated Financial Statements. Higher effective income tax rates are expected for 1997, the final year of mine development at Mine No. 84.

     After five years of steady declines in coal prices in Registrant's marketing area, prices recovered slightly in 1996. The general downward trend, however, has forced Registrant's subsidiaries, as well as its competitors, to mitigate the effects of inflation on costs by endeavoring to increase productivity and reduce overall operating costs. The change in market prices is a significant element in the determination of sales prices under KCMC's and Helvetia's long-term coal sales agreements. Thus, as a result of lower market price indices, the respective sales prices have not kept pace with cost inflation. While staff reductions and operating efficiencies have been implemented over the past several years by Registrant and its subsidiaries, these subsidiaries have not been able to cover these inflationary effects and there can be no assurance that they can do so in the future. Registrant expects market prices to remain highly competitive. The profitability of these subsidiaries, including Eighty-Four, will be highly dependent on their ability to maximize productivity and continue to implement sustained cost reduction programs. In addition, market prices and competition in the Eastern and Midwest coal markets could be affected by the pending breakup of Conrail, Eighty-Four's primary rail carrier.

     Leatherwood has received notification that its permit to develop a solid waste landfill in Jefferson County, Pennsylvania, has been suspended by Pennsylvania's Department of Environmental Protection. The action follows from enactment of a new provision in the Reauthorization Act which purports to bar construction of Leatherwood's landfill. The suspension, by its terms, will remain in effect until Leatherwood is in compliance with the Act. Leatherwood is examining possible legal initiatives including a challenge to the Federal law. Because of the lengthy process of such legal actions, if pursued, development of the Leatherwood project will be delayed indefinitely. Leatherwood has previously expensed a substantial portion of the costs incurred in securing this permit. Thus, if Leatherwood were to permanently terminate development of the landfill, the effect on Registrant's financial statements would not be material.

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1) which becomes effective in the first quarter of 1997. Registrant does not believe that the effect of adoption will be material.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Notes B and D to the Consolidated Financial Statements, as of December 31, 1996 Registrant had contributed equity in the amount of $105 million and had loaned $3.5 million through a consolidated affiliate company to Eighty-Four for the acquisition, rehabilitation, and development of Mine No. 84 and related coal properties. In addition, long-term debt, totalling $85 million, and equipment leases had been utilized to provide the remaining funding requirements.

     In March, 1997, Eighty-Four and Lucerne Land amended and restructured their long-term credit agreements which provide for financing of the Mine No. 84 project. Investment securities of Registrant having a market value of $25 million, which had been pledged to secure the debt, were liquidated and the proceeds, combined with $10 million in additional funds, were loaned by a consolidated affiliate to Eighty-Four and used to repay the Senior Fixed Rate Notes in the amount of $35 million to the institutional lender. In addition, during the first quarter of 1997, $16.5 million was loaned to Eighty-Four by the same affiliate to fund development. The amendment provided for a bank to underwrite: 1) a new senior secured term loan totalling $25 million; 2) a revolving credit note totalling $35 million; and, 3) a working capital line of credit totalling $8 million. All of the above facilities are to be repaid by June 30, 2000. These facilities also replace the $50 million revolving credit note previously outstanding. As a result of this amendment, $25 million, representing the net reduction in credit facilities exclusive of the working capital line of credit, has been classified as a current liability. Also in March, 1997, Registrant obtained a commitment to lease additional longwall equipment necessary to complete development of the mine.

     Eighty-Four, Lucerne Land, and Registrant, because of its guaranty, are subject to numerous financial covenants and restrictions. At December 31, 1996, Eighty-Four and Lucerne Land were in violation of several covenants and subsequently obtained extensions of the cure period for such violations. The amended debt agreements waived covenant violations in existence at year end. They also contain revised covenants and restrictions including limitations on the payment of interest and principal on the amounts loaned from affiliated companies.

     Working capital was $37 million, $42 million, and $50 million, at December 31, 1996, 1995, and 1994, respectively. Registrant's current ratio (ratio of current assets to current liabilities) was 1.62 to 1 at December 31, 1996 compared to 2.25 to 1 and 2.5 to 1 at December 31, 1995 and 1994, respectively. The decreases in working capital and the current ratio in 1996 and in 1995 were primarily due to reductions in KCMC's coal inventory and receivables to more normal operating levels and the effect in 1995 of KCMC's and Helvetia's operating losses. The classification of a portion of Eighty-Four's debt which was prepaid in 1997 as current along with the securities liquidated to provide for the prepayment also contributed to the lower current ratio in 1996. The increase in cash and investments in 1996 has resulted from amounts collected from Helvetia's utility customers for obligations incurred under its previous cost-plus contract.

     Because of the utilization of additional internally generated funds for the Eighty-Four project in 1997, Registrant is actively pursuing the sale of nonstrategic coal reserves and surface properties in order to improve liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   17
Consolidated Balance Sheets, December 31, 1996, 1995 and 1994.........................   18
Statements of Consolidated Income for the years ended December 31, 1996, 1995 and
  1994................................................................................   20
Statements of Consolidated Shareholders' Equity for the years ended December 31, 1996,
  1995 and 1994.......................................................................   21
Statements of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   22
Notes to Consolidated Financial Statements, December 31, 1996.........................   23

--------------------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
       ------------------------------------------------------------------

To the Shareholders
ROCHESTER & PITTSBURGH COAL COMPANY
Indiana, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Rochester & Pittsburgh Coal Company and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochester & Pittsburgh Coal Company and subsidiaries at December 31, 1996, 1995, and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A, the Company changed its method of accounting for investments in 1994.

                                          ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 31, 1997

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                     ASSETS

                                                                         DECEMBER 31
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
CURRENT ASSETS
  Cash and cash equivalents -- Note J........................  $ 34,466    $ 27,437    $ 30,656
  Short-term investments and marketable securities -- Notes
     D, I, and J.............................................    25,000       2,645          --
  Receivables................................................    21,945      29,576      25,213
  Coal inventories...........................................     5,835       6,128      15,096
  Mine supply inventories....................................     1,579       1,532       1,819
  Income taxes receivable....................................        --       1,819       4,013
  Prepaid expenses and other current assets..................     4,475       4,267       4,347
  Deferred income taxes......................................     2,093       2,166       1,632
                                                               --------    --------    --------
          TOTAL CURRENT ASSETS...............................    95,393      75,570      82,776

OTHER ASSETS
  Investments in marketable securities -- Notes D, I, and
     J.......................................................    28,558      44,410      46,838
  Funding for -- Notes H, I, and J:
     Workers' compensation benefits..........................    14,229      16,915      19,521
     Mine closing reserves...................................    11,651      10,271       8,956
  Deferred income taxes......................................     8,839       7,712       7,211
  Prepaid royalties..........................................     6,242       6,323       6,322
  Miscellaneous..............................................     9,861       7,843       9,201
                                                               --------    --------    --------
                                                                 79,380      93,474      98,049

PROPERTY, PLANT, AND EQUIPMENT -- Notes B and D
  Coal and surface lands.....................................    87,640      87,638      87,503
  Plant and equipment........................................   291,125     294,815     239,642
  Mine development...........................................   133,236     108,720      53,038
  Construction in progress...................................    29,543      20,452      24,779
                                                               --------    --------    --------
                                                                541,544     511,625     404,962
  Less allowances for depreciation, depletion, and
     amortization............................................   184,919     189,262     174,793
                                                               --------    --------    --------
                                                                356,625     322,363     230,169
                                                               --------    --------    --------
                                                               $531,398    $491,407    $410,994
                                                               ========    ========    ========

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         DECEMBER 31
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
CURRENT LIABILITIES
  Accounts payable...........................................  $ 15,329    $ 14,809    $ 17,077
  Accrued payrolls and related expenses......................     8,116       9,823       7,283
  Other accrued liabilities..................................     5,282       5,939       4,201
  Dividends payable..........................................       516         516       2,063
  Income taxes payable.......................................     1,367          --          --
  Current portion of long-term debt..........................    28,236       2,514       2,007
                                                               --------    --------    --------
          TOTAL CURRENT LIABILITIES..........................    58,846      33,601      32,631

OTHER LIABILITIES
  Other postretirement benefits -- Note G....................    72,346      46,458      20,586
  Workers' compensation benefits -- Note H...................    40,384      40,292      39,965
  Mine closing reserves -- Note H............................    23,929      23,153      19,818
  Black lung benefits -- Note H..............................     9,231      11,348       6,222
  Deferred income taxes......................................    11,079       8,169       4,542
  Miscellaneous..............................................     3,897       4,488       4,087
                                                               --------    --------    --------
                                                                160,866     133,908      95,220
LONG-TERM DEBT (less current maturities) -- Notes B, D, and
  J..........................................................   100,501     120,784      75,693

LONG-TERM AGREEMENTS -- Note C

COMMITMENTS AND CONTINGENCIES -- Notes B and D

SHAREHOLDERS' EQUITY -- Note C
  Common stock, no par value (stated value $15) -- authorized
     5,000,000 shares, issued 3,989,121 shares...............    59,837      59,837      59,837
  Capital in excess of stated value..........................   133,125     133,162     133,170
  Retained earnings..........................................    46,028      38,007      42,360
                                                               --------    --------    --------
                                                                238,990     231,006     235,367
  Less treasury stock at cost -- 548,137; 549,846; and
     550,346 shares..........................................    27,805      27,892      27,917
                                                               --------    --------    --------
                                                                211,185     203,114     207,450

                                                               --------    --------    --------
                                                               $531,398    $491,407    $410,994
                                                               ========    ========    ========

                See notes to consolidated financial statements.

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

        (DOLLARS IN THOUSANDS, EXCEPT THOSE STATED ON A PER SHARE BASIS)

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
SALES -- NOTE C...........................................   $202,265     $216,686     $191,991
OTHER INCOME
  Gain on sale of property................................      7,678        2,164          746
  Interest and dividends..................................      4,723        3,917        2,852
  Net investment gains (losses)...........................        776        1,262         (361)
  Miscellaneous...........................................      1,840        1,850        1,545
                                                             --------     --------     --------
                                                              217,282      225,879      196,773
COSTS AND EXPENSES
  Cost of sales -- Note C.................................    180,302      205,283      171,038
  Depreciation, depletion, and amortization...............     11,795       13,285       12,215
  Selling, general, and administrative....................      6,589        6,321        5,561
  Interest -- Note D......................................      2,032        3,238        2,480
  Miscellaneous...........................................      1,334        1,624        1,175
                                                             --------     --------     --------
                                                              202,052      229,751      192,469
                                                             --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES.........................     15,230       (3,872)       4,304
PROVISION (CREDIT) FOR INCOME TAXES -- NOTE F.............      3,969         (337)       1,838
                                                             --------     --------     --------
NET INCOME (LOSS).........................................   $ 11,261     $ (3,535)    $  2,466
                                                             ========     ========     ========
NET INCOME (LOSS) PER SHARE...............................   $   3.27     $  (1.03)    $    .72
                                                             ========     ========     ========

                See notes to consolidated financial statements.

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

        (DOLLARS IN THOUSANDS, EXCEPT THOSE STATED ON A PER SHARE BASIS)

                                                              CAPITAL IN
                                                 COMMON       EXCESS OF       RETAINED     TREASURY
                                                  STOCK      STATED VALUE     EARNINGS      STOCK
                                                 -------     ------------     --------     --------
Balance at January 1, 1994.....................  $59,837       $133,176       $45,723      $27,942
  Net income for the year......................                                 2,466
  Treasury stock issued........................                      (6)                       (25)
  Cash dividends -- $1.50 per share............                                (5,158)
  Adjustment to January 1, 1994 balance for
     change in accounting for net unrealized
     securities gains, net of income taxes of
     $619......................................                                 1,081
  Change for the year in net unrealized
     securities losses, net of income tax
     benefit of $826...........................                                (1,480)
  Foreign currency translation loss............                                  (272)
                                                 -------       --------       -------      -------
Balance at December 31, 1994...................  59,837         133,170        42,360       27,917
  Net loss for the year........................                                (3,535)
  Treasury stock issued........................                      (8)                       (25)
  Cash dividends -- $.75 per share.............                                (2,579)
  Change for the year in net unrealized
     securities gains, net of income tax of
     $878......................................                                 1,701
  Foreign currency translation gain............                                    60
                                                 -------       --------       -------      -------
Balance at December 31, 1995...................  59,837         133,162        38,007       27,892
  Net income for the year......................                                11,261
  Treasury stock issued........................                     (37)                       (87)
  Cash dividends -- $.60 per share.............                                (2,065)
  Change for the year in net unrealized
     securities losses, net of income tax
     benefit of $598...........................                                (1,160)
  Foreign currency translation loss............                                   (15)
                                                 -------       --------       -------      -------
Balance at December 31, 1996...................  $59,837       $133,125       $46,028      $27,805
                                                 =======       ========       =======      =======

                See notes to consolidated financial statements.

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                            -----------------------------------
                                                              1996         1995         1994
                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
  Net income (loss).......................................  $  11,261    $  (3,535)   $   2,466
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion, and amortization..........     11,795       13,285       12,215
       Deferred income taxes..............................      2,454        1,713        5,476
       Gain on investment activity........................       (956)      (1,523)        (775)
       Loss on investment activity........................        180          261        1,136
       Gain on sale of property, plant, and equipment.....     (7,678)      (2,164)        (746)
       Change in certain assets and liabilities (using) or
          providing cash:
            Receivables...................................      7,631       (4,363)       2,201
            Inventories...................................        246        9,255      (11,733)
            Income taxes payable..........................      3,186        2,194           --
            Workers' compensation benefits and
               funding....................................        661        4,471         (662)
            Mine closing reserves and funding.............       (604)       2,267        2,214
            Other postretirement benefits.................     25,888       13,648           86
            Accounts payable..............................        520       (2,268)       5,395
            Accrued liabilities...........................     (2,364)       4,278         (243)
            Other.........................................     (1,901)         890       (1,186)
                                                            ---------    ---------    ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..........     50,319       38,409       15,844
                                                            ---------    ---------    ---------
INVESTING ACTIVITIES
  Proceeds from available-for-sale securities.............     42,082       45,886       43,860
  Acquisition of available-for-sale securities............    (48,740)     (43,077)     (32,868)
  Acquisition and development of property, plant, and
     equipment............................................    (41,164)     (72,223)     (60,815)
  Other...................................................      7,721        3,261        2,713
                                                            ---------    ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES..............    (40,101)     (66,153)     (47,110)
                                                            ---------    ---------    ---------
FINANCING ACTIVITIES
  Proceeds from borrowings................................    109,925      151,790      174,025
  Payments on borrowings..................................   (111,099)    (123,156)    (128,512)
  Cash dividends paid.....................................     (2,065)      (4,126)      (5,158)
  Issuance of treasury stock..............................         50           17           19
  Debt issue costs........................................         --           --       (2,189)
                                                            ---------    ---------    ---------
       NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES......................................     (3,189)      24,525       38,185
                                                            ---------    ---------    ---------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      7,029       (3,219)       6,919
  Cash and cash equivalents at beginning of year..........     27,437       30,656       23,737
                                                            ---------    ---------    ---------
       CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $  34,466    $  27,437    $  30,656
                                                            =========    =========    =========

                See notes to consolidated financial statements.

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE A -- OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     Operations -- Rochester & Pittsburgh Coal Company (the "Company") and its subsidiaries are principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants in the eastern and midwestern United States. A significant portion of these sales is made pursuant to long-term coal supply contracts.

     A substantial portion of the employees of the Company's operating subsidiaries are covered by the National Bituminous Coal Wage Agreement of 1993 (the "1993 Agreement") with the United Mine Workers of America (UMWA) which was amended in August 1996 and terminates on August 1, 1998.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents -- Cash and cash equivalents, which are primarily maintained at three financial institutions, include highly liquid investments that are readily convertible to known amounts of cash.

     Investments -- The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115) for investments held as of January 1, 1994 and acquired thereafter. Upon adoption, shareholders' equity was increased by $1,081,000 (net of $619,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market.

     The appropriate classification of securities is determined at the time of purchase. Marketable equity securities and debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a component of retained earnings. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Realized gains and losses, determined using specific cost identification, and declines in the value of held-to-maturity and available-for-sale securities determined to be other-than-temporary are included in investment income.

     As permitted by the Financial Accounting Standards Board, in November 1995, the Company reassessed the appropriateness of the classification of securities which comprise funding for workers' compensation benefits and mine closing reserves. These securities had been classified as held-to-maturity. In order to provide flexibility for the Company to manage these securities more actively, these securities were reclassified to available-for-sale in November 1995. At the date of transfer the amortized cost of those securities was $21,534,000 and the unrealized gain on those securities was $676,264, which was included in shareholders' equity. Upon reclassification, all of the Company's securities are classified as available-for-sale.

     Inventories -- Inventories are carried at the lower of average cost or market.

     Property, Plant, and Equipment -- Property, plant, and equipment is recorded on the basis of cost including capitalized mine development costs and the cost of equipment leased under capitalized financing leases. Depreciation is computed principally at rates applied to tonnage produced. Such rates are based on estimates of tons to be produced, the cost of property, plant, and equipment employed, the estimated economic lives of the mines and equipment, and the remaining lives of the long-term coal sales agreements referred to in Note C. The rates are revised periodically to reflect operating experience and the provisions of the long-term coal sales agreements. The resulting rates approximate straight-line depreciation for normal annual periods. Depletion of coal lands and amortization of mine development costs are computed on a tonnage basis calculated to amortize their costs fully over the estimated recoverable reserves.

     Income Taxes -- Deferred income taxes are provided for temporary differences between financial and tax accounting relating principally to depreciation, mine development, other postretirement benefits, pension, vacation pay, self-insurance costs, and for carryforwards of alternative minimum tax and net operating losses.

     Foreign Currency Translation -- The Canadian subsidiary's balance sheet accounts are translated at the year-end exchange rate and the resulting adjustment is made directly to retained earnings. Income statement items are translated at the average exchange rate for the year. Gains or losses resulting from foreign currency transactions, which are not material, are reported in income. As of December 31, 1996, accumulated foreign currency translation losses charged to retained earnings amounted to $1,026,000.

     Per Share Amounts -- Per share computations are based on the average number of shares of common stock outstanding during the respective years.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Newly Issued Accounting Statements -- In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (FASB 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this statement had no effect on the accompanying financial statements.

     In October, 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) which becomes effective in the first quarter of 1997. The Company does not believe that the effect of adoption will be material.

     Reclassifications -- Certain accounts in the consolidated financial statements for prior years have been reclassified to conform to the statement presentation for the current year. The reclassifications had no effect on net income.

NOTE B -- ACQUISITION AND DEVELOPMENT OF MINING ASSETS

     In December 1992, the Company, through its wholly owned subsidiaries Eighty-Four Mining Company (Eighty-Four) and Lucerne Land Company (Lucerne
Land), acquired Mine No. 84 and approximately 175,000,000 tons of coal reserves in Washington County, Pennsylvania.

     The mine was idled in February, 1993 for the installation of an underground coal haulage belt conveyor system. In addition, surface handling and preparation facilities are being upgraded to process the planned annual production of approximately 7 million tons. Development mining commenced in the second quarter of 1994 to prepare for the first longwall system which became operational in the third quarter of 1995. Since Eighty-Four will be in the development stage into 1997, when the second longwall system is scheduled to be operational, costs of development net of sales revenue from coal produced incidental to development are and will continue to be capitalized. Accordingly, the accompanying Statements of Consolidated Income exclude all revenues and expenses pertaining to the development of this operation. These capitalized development costs will be amortized over the life of the mine and operating results will be included in consolidated results of operations when full production capacity is achieved.

     The costs of rehabilitating and developing these facilities in 1996 and cumulatively, amounted to $24,516,000 and $133,236,000, respectively, exclusive of expenditures for plant and equipment of $26,844,000 and $105,042,000, respectively. Eighty-Four has obtained the necessary permits to develop and operate the mine as planned. However, these permits have been appealed by a local citizens group. The Company believes, however, that the issuance of these permits will be upheld.

     Since the inception of longwall operations in the third quarter of 1995, Eighty-Four has experienced problems in achieving continuous miner advance rates required for economical longwall mining. Management, with the aid of an independent consultant, implemented a productivity improvement plan in the fourth quarter of 1996 to increase these advance rates. Based upon this plan, forecasts have been revised and management believes that the significant shortfalls in continuous miner advance rates experienced in 1996 will improve, that economical long-term advance rates are achievable, and that capitalized development costs and other project assets will be recovered.

     The Company had made an equity investment of $105,000,000 in this project and had loaned $3,500,000 to the project under a line of credit with a consolidated affiliated company as of December 31, 1996. Long-term debt totalling $85,000,000 and equipment leases have been utilized to provide the remaining funding as of December 31, 1996. The forecasts indicate that additional funding of approximately $34,500,000 will be required to complete the project and provide working capital after 1996. As described in Note D, in March 1997, the financing agreements for Mine No. 84 were amended and provisions were made for affiliated company loans and a working capital line of credit to meet future funding requirements of the project.

NOTE C -- LONG-TERM COAL SALES AGREEMENTS

     Two of the Company's subsidiaries have long-term contracts to supply coal to two mine-mouth electric generating stations, as follows: Keystone Coal Mining Corporation to the Keystone Steam Electric Station under the Keystone Coal Supply Agreement (Keystone, Keystone Station, and Keystone Agreement) and Helvetia Coal Company to the Homer City Steam Electric Station under the 1995 Coal Sales Agreement for deliveries commencing January 1, 1995 and the Homer City Coal Sales Agreement for deliveries through 1994 (Helvetia, Homer City Station, 1995 Homer City Agreement, and Prior Homer City Agreement). Exclusive of Eighty-Four's reserves, a substantial portion of the Company's remaining coal reserves is dedicated to the production of coal for such agreements.

     Keystone -- Under the terms of the Keystone Agreement, the price of coal sold is based on the cost of production plus profit, subject to an annual price cap which, if exceeded, can result in losses. Profitability also depends on the quality of the coal sold, and the ability to control costs of production. Certain funds generated by Keystone must be utilized within the operations covered by the Keystone Agreement. The agreement, as well as debt agreements of Keystone, includes certain restrictions on its net worth. Also, if Keystone is in default under its loan agreements or the Keystone Agreement, the Keystone Station Owners have an option to acquire Keystone at its net book value and to lease the related coal and surface lands. In 1995, Keystone's costs exceeded the price cap which resulted in losses before income taxes of $8,432,000 and a net loss of $5,045,000. Keystone sales were $116,990,000, $141,692,000, and
$109,971,000, for 1996, 1995, and 1994, respectively. At December 31, 1996,
Keystone's net book value was $15,555,000.

     On December 27, 1995, Keystone permanently closed its Jane, Emilie #4, and Margaret #11 mines due to their continuing low productivity, high costs, and resulting losses. Production from these mines was replaced with raw coal purchased from third party suppliers at competitive prices for processing at Keystone's cleaning plant. Approximately $12 million in estimated costs associated with these mine closings were accrued in 1995. Revenues increased by a similar amount as such costs were recovered under terms of the Keystone Agreement.

     Helvetia -- The 1995 Homer City Agreement provides for deliveries in excess of 14 million tons from January 1, 1995 through 2003 at an initial rate of 1.8 million tons per year. The price to be paid by the Homer City Station is a base-price with escalation and adjustment based on quality of the coal delivered which replaced the "cost-plus" pricing arrangement under the prior contract. The 1995 Homer City Agreement also provides for early termination by either party under hardship provisions and further allows the Homer City Station Owners to terminate the agreement for their convenience, in which event they would have to make certain payments to Helvetia.

     In addition, the Prior Homer City Agreement was amended in November, 1994 to provide for the payment to Helvetia by the Homer City Station Owners for certain costs including those for past service postretirement benefits not paid pursuant to deliveries under that agreement. In addition, the Homer City Station Owners' option to acquire Helvetia's assets at net book value was terminated. Sales to the Homer City Station were $68,859,000 in 1996, $56,701,000 in 1995, and $63,803,000 in 1994.

NOTE D -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                    1996         1995        1994
                                                  --------     --------     -------
                                                           (IN THOUSANDS)
    Keystone:
      Revolving credit note...................    $ 20,000     $ 25,000     $30,000
      Line of credit note.....................       2,800       10,000      10,725
      Term note...............................       --             640       1,280
    Eighty-Four and Lucerne Land:
      Revolving credit notes..................      50,000       36,000       --
      Senior fixed rate construction notes....      35,000       35,000      35,000
      Capitalized lease obligations...........      20,937       16,658         360
    Helvetia:
      Capitalized lease obligations...........       --           --            335
                                                  --------     --------     -------
                                                   128,737      123,298      77,700
    Less current portion......................      28,236        2,514       2,007
                                                  --------     --------     -------
                                                  $100,501     $120,784     $75,693
                                                  ========     ========     =======

     Interest paid (net of capitalized interest) in 1996, 1995, and 1994 was $2,120,000, $3,712,000, and $1,879,000, respectively. Aggregate maturities on long-term debt outstanding at December 31, 1996 for the next five years, reflecting the 1997 amendments to the Eighty-Four and Lucerne Land credit agreement discussed below, are as follows: 1997 -- $28,236,000;
1998 -- $10,922,000; 1999 -- $22,562,000; 2000 -- $35,646,000; and
2001 -- $2,243,000.

     The amount of subsidiaries' net assets which are restricted from being transferred to the Company under these debt agreements totals $108,611,000.

     Keystone -- Keystone has a revolving credit agreement with two commercial banks permitting maximum borrowings of $25,000,000 as of December 31, 1996. The agreement was amended in March, 1996 to extend the expiration date from December 31, 1998 to December 31, 2000 with mandatory reductions in the amount available of $5,000,000 each in 1997 and 1998 and $7,500,000 each in 1999 and 2000. As of
December 31, 1996 Keystone had a total of $10,000,000 available under a line of credit which expires March 31, 1998. The weighted-average interest rates on borrowings on the line of credit were 8.4% in 1996, 9.2% in 1995, and 8.2% in 1994.

     These credit facilities provide for a commitment fee of 1/4 of 1% per annum and interest at the prime rate (8.25% at December 31, 1996). Keystone, at its option, can select fixed interest rates for periods up to six months based on the CD rate plus 1.5% or LIBOR rates plus 1.5%. At December 31, 1996, all of Keystone's borrowings on the revolver were at the CD rate, which was 6.94%. Borrowings are secured by the assignment of the Keystone Agreement and by Keystone's assets, including the noncurrent funding for workers' compensation and mine closing obligations which has been pledged to secure these borrowings.

     Eighty-Four and Lucerne Land -- At December 31, 1996 Eighty-Four and Lucerne Land (borrowers) had a credit agreement with four banks to provide for revolving credit notes totaling $50,000,000 and a note agreement with institutional lenders to provide for $35,000,000 in senior fixed rate construction notes in order to finance the project costs of rehabilitating, constructing, and developing Mine No. 84.

     The borrowers, and the Company, as guarantor, are subject to various financial covenants and restrictions regarding acquisitions, earnings, cash flows, financial position, and dividends. At December 31, 1996, the borrowers were in violation of several covenants and subsequently requested and received extensions of the cure period for such violations.

     In March, 1997, the borrowers amended and restructured the long-term credit agreements which provide for financing of the Mine No. 84 project. Investment securities of the Company having a market value of

$25,000,000, which had been pledged to secure the debt, were liquidated and the proceeds, combined with additional cash amounts, were loaned by a consolidated affiliate to Eighty-Four and used to repay the senior fixed rate notes to the institutional lender. The amendment provided for a bank to underwrite: 1) a new senior secured term loan totalling $25,000,000; 2) a revolving credit note totalling $35,000,000; and, 3) a working capital line of credit totalling $8,000,000. All of the above facilities are to be repaid by June 30, 2000. These facilities also replace the $50,000,000 revolving credit note previously outstanding. As a result of this amendment, $25,000,000, representing the net reduction in credit facilities exclusive of the working capital line of credit, has been classified as a current liability.

     These credit facilities are secured by principally all of the assets of the borrowers. The amendment waived covenant violations in existence at year end and revised covenants and restrictions including limitations on the payment of interest and principal on the amounts loaned from affiliate companies.

     The new senior secured term note includes interest at prime rate plus 2% or, at the option of the borrowers, at LIBOR plus 3.5%. The revolving credit note is subject to mandatory reductions in the amount available of $7,000,000 in 1998, $20,000,000 in 1999 and $8,000,000 in 2000 and provides for interest based on the prime rate plus an amount up to 1.5%, or, at the borrowers' option, on the LIBOR rate plus an amount from 2.5% to 3.0% for fixed periods. Borrowings from the working capital line of credit will bear interest at prime rate plus an amount up to 1%, or at the borrowers' option, the LIBOR rate plus an amount from 2% to 2.5% for fixed periods. Commitment fees of .5% per annum are payable on the unused portion of the commitment.

     In 1995 and 1996, Eighty-Four entered into capitalized lease agreements for longwall mining equipment with payments commencing in August, 1995, and continuing through July, 2004 with effective interest rates ranging from 7.05% to 7.66%. The agreement includes buyout options during and at the end of the lease term. Future minimum lease payments are $25,566,000 including imputed interest of $4,629,000. These payments for the next five years are as follows:
1997 -- $4,676,000; 1998 -- $4,412,000; 1999 -- $3,494,000; 2000 -- $3,371,000;
and 2001 -- $2,795,000. The gross amount of capitalized lease assets and related accumulated depreciation included in the balance sheet was $23,578,000 and $3,708,000, respectively, at December 31, 1996 and $16,963,000 and $827,000,
respectively, at December 31, 1995. In March 1997, the Company obtained a commitment to lease additional longwall equipment necessary to complete development of the mine.

     Interest expense on the capitalized leases and the notes, including amortization of debt issuance costs using the interest method, amounted to $9,666,000 in 1996, $5,965,000 in 1995, and $1,851,000 in 1994 and is being capitalized as a part of the mine development costs.

NOTE E -- OPERATING LEASES

     The Company's deep mining subsidiaries are parties to operating lease agreements for mining equipment. Rental expense under these leases was $6,169,000 in 1996 including $2,132,000 which was capitalized as mine development, $8,177,000 in 1995 including $1,217,000 which was capitalized as mine development, and $7,597,000 in 1994 including $118,000 which was capitalized as mine development. Aggregate remaining rental payments on these leases are $16,610,000 with the following minimum rentals over the next five years: 1997 -- $5,145,000; 1998 -- $5,170,000; 1999 -- $4,073,000;
2000 -- $1,668,000; and 2001 -- $524,000.

NOTE F -- INCOME TAXES

     The provision (credit) for income taxes consists of the following for the years ended December 31:

                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
Provision (credit) for income taxes:
  Current:
     Federal..........................................  $  (130)    $(3,146)    $(4,281)
     State............................................    1,298         524          (9)
     Canadian.........................................      347         572         652
                                                        --------    --------    --------
                                                          1,515      (2,050)     (3,638)
                                                        --------    --------    --------
  Deferred:
     Federal..........................................     (112)     (2,407)      2,304
     State............................................    2,579       4,122       3,187
     Canadian.........................................      (13)         (2)        (15)
                                                        --------    --------    --------
                                                          2,454       1,713       5,476
                                                        --------    --------    --------
                                                        $ 3,969     $  (337)    $ 1,838
                                                        ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized due to the effects of statutory depletion and limited state operating loss utilization on certain of the Company's operations. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Other postretirement benefits.......................  $34,182     $26,961     $ 8,931
  Net operating loss (begins to expire in 2009).......   20,135      16,154       3,875
  Self-insurance......................................   17,784      17,721      17,735
  Alternative minimum tax.............................    5,902       5,696       8,785
  Black lung..........................................    3,119       2,604         639
  Vacation pay........................................    1,881       1,679       1,632
  Other deferred tax assets...........................    2,762       2,693       1,923
                                                        --------    --------    --------
                                                         85,765      73,508      43,520
  Valuation allowance.................................   (7,375)     (6,585)     (4,108)
                                                        --------    --------    --------
     Total deferred tax assets........................   78,390      66,923      39,412
Deferred tax liabilities:
  Depreciation and related charges....................   73,567      59,840      31,295
  Pension.............................................    2,817       1,570       1,032
  Intangible drilling costs...........................      695         817         881
  Unrealized securities gains.........................       73         671          --
  Other deferred tax liabilities......................    1,385       2,316       1,903
                                                        --------    --------    --------
     Total deferred tax liabilities...................   78,537      65,214      35,111
                                                        --------    --------    --------
     Net deferred tax (liabilities) assets............  $  (147)    $ 1,709     $ 4,301
                                                        ========    ========    ========

     Income (loss) before income taxes includes income (losses) attributable to United States operations of $14,468,000 in 1996, $(5,140,000) in 1995, and
$2,852,000 in 1994 and income attributable to Canadian operations of $761,000 in 1996, $1,268,000 in 1995, and $1,452,000 in 1994.

     The reconciliations between income tax expense (credit) and the amount computed by applying the statutory U.S. income tax rate to income (loss) before income taxes are as follows for the years ended December 31:

                                                              1996      1995      1994
                                                              -----     -----     -----
Tax at U.S. statutory rates.................................   35.0%    (35.0)%    35.0%
Increase (decrease) resulting from:
  State taxes, net of federal benefits......................   16.6      76.8      45.9
  Depletion.................................................  (18.1)    (79.0)    (39.5)
  Prior year accruals.......................................   (9.2)    (19.4)    (24.3)
  Canadian dividend withholding.............................     --       2.9      15.6
  Rates.....................................................   (3.9)    (19.5)     18.4
  Valuation allowance.......................................    5.2      63.9      (9.1)
  Other items...............................................     .5        .6        .7
                                                              ------    ------    ------
                                                                 --        --        --
                                                               26.1%     (8.7)%    42.7%
                                                              ========  ========  ========

     The Company's effective income tax rates are impacted by credits for certain prior year accruals and the inability to carry back or carry forward tax deductions in excess of current year income for state income tax purposes. In addition, these excess deductions which are created principally by Eighty-Four's mine development expenditures cannot be offset against state taxable income of affiliates. For federal income tax purposes, these expenditures are being utilized to offset current year income and then carried back to recover taxes paid in prior years. Federal and state deferred tax liabilities are being provided with respect to these expenditures even though no benefit is being realized for state income tax purposes.

     Income tax refunds received in 1996, 1995, and 1994 were $1,672,000, $4,356,000, and $2,623,000, respectively.

NOTE G -- PENSION AND BENEFIT PLANS

     Pensions -- Non-UMWA Employees -- The Company has a trusteed pension plan which provides for monthly pensions and other benefits for substantially all employees of the Company and its subsidiaries not covered by the retirement plans of the United Mine Workers of America (UMWA). Benefits are determined based on years of service and the employees' average earnings near the end of service. The Company's funding policy is to contribute to the plan amounts which are actuarially determined to provide assets sufficient to meet benefits to be paid to plan members in accordance with the requirements of the Employment Retirement Income Security Act of 1974 (ERISA). Since plan assets are currently in excess of the Internal Revenue Code full funding limitation, no contributions were made to the plan in 1996, 1995, and 1994 nor are any expected to be made in 1997. The plan's assets at December 31, 1996 are comprised primarily of government and corporate debt securities and equities.

     Amounts credited to expense relating to the pension plan include the following components for the years ended December 31:

                                                       1996         1995         1994
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
Net periodic pension (credit) expense:
  Service cost -- benefits earned during the
     period........................................  $  1,368     $  1,525     $  1,792
  Interest cost on projected benefit obligation....     3,085        3,056        3,074
  Actual (return) loss on plan assets..............    (9,470)     (15,902)         245
  Net amortization and deferral....................     3,339       10,182       (5,637)
                                                     --------     --------     --------
                                                       (1,678)      (1,139)        (526)
  Amounts capitalized as mine development..........       334          160          170
                                                     --------     --------     --------
  Net periodic pension credit......................  $ (2,012)    $ (1,299)    $   (696)
                                                     ========     ========     ========

     A curtailment gain of $1,671,000, and a charge of $640,000 for special early retirement benefits relating to the closure of certain Keystone mines discussed in Note C, were recorded in 1995. A substantial portion of these amounts were included as revenues and cost of sales under terms of the Keystone Agreement.

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's defined benefit pension plan at December 31:

                                                       1996         1995         1994
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits..................................  $ 38,090     $ 37,779     $ 34,679
  Nonvested benefits...............................     1,276        1,303        1,260
                                                     --------     --------     --------
  Accumulated benefits.............................    39,366       39,082       35,939
  Effect of projected future salary increases......     8,338        8,069        9,047
                                                     --------     --------     --------
Total projected benefit obligation.................    47,704       47,151       44,986
Plan assets at fair value..........................    85,460       78,795       65,401
                                                     --------     --------     --------
Plan assets in excess of projected benefit
  obligation.......................................    37,756       31,644       20,415
Unrecognized net gain..............................   (26,267)     (21,112)     (11,727)
Unrecognized prior service cost....................     1,125        1,187        1,645
Unrecognized transition asset......................    (8,153)      (8,936)      (9,720)
                                                     --------     --------     --------
Prepaid pension asset..............................  $  4,461     $  2,783     $    613
                                                     ========     ========     ========

     The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.125% at December 31, 1996, 6.75% at December 31, 1995, and 7% at December 31, 1994 and the rates of increase in future compensation levels were 4.75% for each year. The weighted-average expected long-term rate of return on plan assets was 7.75% for each year.

     In addition, the Company and its subsidiaries have a 401(k) Plan for management employees. Company contributions and administrative costs approximated $262,000 for 1996, and $288,000 for 1995 and 1994.

     UMWA Health and Retirement Funds -- In accordance with the collective bargaining agreement between the Bituminous Coal Operators' Association and the UMWA, the Company's mining subsidiaries are required to pay amounts, based principally on hours worked, to the UMWA Retirement Funds which are defined benefit pension plans. Health benefits for the Company's UMWA employees who retired prior to 1976 are provided by the United Mine Workers' of America Combined Benefit Fund (Combined Fund). The Combined Fund and the 1992 Benefit Plan (1992 Plan) which were created by the Coal Industry Retiree Health Benefit Act of 1992 (The 1992 Coal Act) also provide benefits to retirees whose employers are out of business. The companies' contributions to these health plans are assessed primarily on the basis of the number of beneficiaries assigned to each employer.

     Expense is being recognized as contributions are made to these plans. Amounts charged to expense applicable to benefits administered by these various multi-employer plans were $4,312,000 in 1996 including $1,574,000 which was capitalized as mine development, $5,459,000 in 1995 including $1,516,000 which was capitalized as mine development, and $5,695,000 in 1994 including $930,000 which was capitalized as mine development. The present value of the expected future assessments from the Combined Fund and 1992 Fund is estimated to be in the range of $35,000,000. The Company's obligations for these funds could increase if other companies become unable to fund their obligations. Certain of the Company's subsidiaries would be required under federal law and the agreement to contribute additional amounts upon withdrawal from or termination of certain of the plans.

     Other Postretirement Benefits -- The Company provides life insurance benefits and certain self-insured health care benefits for substantially all UMWA employees who retire after 1975 and all salaried retirees. In addition, employees terminated due to layoff are eligible for certain benefits for periods up to twelve months. These layoff benefit costs are charged to expense in the month in which the layoff occurs.

     The 1992 Coal Act requires that certain of the Company's subsidiaries guarantee the benefits of their UMWA employees who retired prior to October 1, 1994 and to provide approximately $9,000,000 in security to the 1992 Plan for these retirees. The Company's subsidiaries are discussing appropriate forms of security with representatives of the 1992 Plan in light of the substantial funding in place for postretirement benefits.

     The Company and its subsidiaries accrue retiree medical and life insurance benefits, over the employees' years of service to full eligibility in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (FASB 106). The Company is amortizing past service liabilities at the date of adoption over the average remaining service of the active employees.

     Postretirement benefit expense under FASB 106 includes the following components for the years ended December 31:

                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
Net annual expense:
  Service cost -- benefits earned during the period...  $ 3,636     $ 2,914     $ 2,877
  Interest cost on accumulated postretirement benefit
     obligation.......................................   12,926      11,315      10,804
  Actual (return) loss on plans' assets...............   (4,573)     (9,659)        907
  Amortization of transition obligation...............   19,012      11,723       4,086
  Net amortization and deferral.......................       82       3,614      (4,776)
                                                        -------     -------     -------
                                                         31,083      19,907      13,898
  Amounts capitalized as mine development.............   (2,912)     (2,247)     (1,278)
                                                        -------     -------     -------
     Net annual expense...............................  $28,171     $17,660     $12,620
                                                        =======     =======     =======

     A curtailment loss of $578,000 relating to the closure of certain Keystone mines as discussed in Note C was recorded in 1995.

     In 1995, Eighty-Four recorded the past service liability of $12,224,000 associated with the recall of UMWA miners at Mine No. 84 not previously employed by the Company. This amount was recorded as an adjustment to the original acquisition cost of Mine No. 84's assets.

     The unrecognized cost of postretirement benefits attributable to service prior to January 1, 1995 of Helvetia employees is being reimbursed by the Homer City Station Owners and recognized over a period of not more than three years beginning in 1995. The amounts recognized in 1996 and 1995 and included as a component of net amortization were $16,720,000 and $8,843,000, respectively.

     Charges for postretirement benefits at the Company's Keystone and Helvetia subsidiaries are being funded, net of estimated taxes, in custodial accounts and union and salary VEBA trusts. The funding is comprised primarily of equity securities and government and government agency securities. Liabilities for the Company and its other subsidiaries are not currently being funded. The weighted-average expected long-term rate of return on plans' assets assumption was 7.2% in 1996, 7.2% in 1995, and 7.1% in 1994.

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's postretirement benefit plans at December 31:

                                                       1996         1995         1994
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation
  (APBO):
  Retirees.........................................  $ 65,651     $ 63,261     $ 58,577
  Fully eligible active plan participants..........    65,561       62,611       38,135
  Other active plan participants...................    46,811       58,658       60,447
                                                     --------     --------     --------
                                                      178,023      184,530      157,159
Plans' assets at fair value........................    90,212       85,430       72,291
                                                     --------     --------     --------
Accumulated postretirement benefit obligation in
  excess of plans' assets..........................   (87,811)     (99,100)     (84,868)
Unrecognized net loss..............................     1,816       20,264       20,464
Unrecognized prior service cost....................    (1,891)      (2,174)      (2,457)
Unrecognized transition obligation.................    15,540       34,552       46,275
                                                     --------     --------     --------
Accrued postretirement benefit cost................  $(72,346)    $(46,458)    $(20,586)
                                                     ========     ========     ========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.0% for 1997 and is assumed to decrease gradually to 5.2% for 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the APBO as of December 31, 1996 by $37,900,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $3,900,000.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.38% at December 31, 1996, 7.12% at December 31, 1995, and 7.75% at December 31, 1994. In 1996, the APBO decreased due to the increase in the discount rate. In 1995, the APBO increased as the net result of the recall of miners to Mine No. 84, and a change in certain assumptions, including the discount rate, offset by a reevaluation of the base year medical costs.

NOTE H -- SELF-INSURANCE AND OTHER LIABILITIES

     Workers' Compensation Benefits -- The Company and its mining subsidiaries have self-insurance programs for workers' compensation liabilities for which provisions are made based upon actuarial evaluations of claims. In 1996, the actuarial valuation of future payouts of prior years' workers' compensation claims resulted in a reduction of the recorded liabilities for those years in the amount of $2,000,000. Since a portion of these costs were recoverable under the Prior Homer City Agreement, the effect on pretax income in the fourth quarter was $1,100,000. Insurance coverage is maintained for catastrophic losses. These benefits are funded as accrued for the Company's Keystone subsidiary. However, a portion of this funding is utilized to reimburse working capital for the payment of income taxes directly attributable to the nondeductibility of these liabilities for income tax reporting purposes until payments on workers' compensation claims are made. In future years, when income tax deductions for this item exceed book expenses, the Company intends to restore funds from working capital. These funds are mainly comprised of U.S. Government and agency securities.

     Mine Closing Reserves -- The Company's mining subsidiaries provide for projected costs of closing mine facilities. These costs are based on engineering estimates, which consider the estimated economic lives of the facilities and the remaining lives of the long-term sales agreements. The related reserves are reviewed periodically to reflect operating experience and the provisions of the long-term coal sales agreements and are funded as accrued for the Company's Keystone subsidiary. Funding consists principally of U.S. Government notes and bonds.

     Black Lung Benefits -- The Company and its mining subsidiaries have self-insurance programs for coal workers' pneumoconiosis (black lung) liabilities and, except for Eighty-Four have established black lung trusts under the provisions of the Internal Revenue Code. The principal purpose of the trusts is to pay federal and state black lung liabilities for miners covered by Company administered self-insured programs. These liabilities are being accrued over the estimated average working life of the subject employees based on annual actuarial calculations. These calculations are based on various assumptions, among which are future benefit levels, mortality, claim frequencies, and discount rates. The Company also maintains escrowed insurance arrangements for certain liabilities not covered by the trusts. At December 31, 1996 the market value of trust assets, which are comprised of U.S. Government notes and bonds, totaled $51,500,000, compared to an actuarial liability of $37,100,000, of which $9,231,000 relating to employees of Eighty-Four is recorded as a liability on the Consolidating Balance Sheet. Eighty-Four's actuarial liability at December 31, 1996 reflects a reduction of $3,230,000 due to changes in actuarial assumptions which was credited to mine development costs in 1996. Funding of the trusts has ceased until such time that the actuaries determine additional provisions and funding are required.

     In 1995, Eighty-Four recorded the past service liability of $4,156,000 associated with the recall of miners at Mine No. 84, not previously employed by the Company. This amount was recorded as an adjustment to the original acquisition cost of Mine No. 84's assets.

NOTE I -- INVESTMENTS

     The following is a summary of available-for-sale securities and held-to-maturity securities (in thousands):

                                                      AVAILABLE-FOR-SALE SECURITIES
                                           ---------------------------------------------------
                                                                                     ESTIMATED
                                                       UNREALIZED     UNREALIZED       FAIR
                                            COST         GAINS          LOSSES         VALUE
                                           -------     ----------     ----------     ---------
December 31, 1996
U.S. Government and agencies.............  $57,039       $  488          $299         $ 57,228
Corporate................................   12,015           58            54           12,019
Other debt securities....................      250            3         --                 253
                                           -------       ------         -----          -------
  Total debt securities..................   69,304          549           353           69,500
Equities.................................        9           18            --               27
                                           -------       ------         -----          -------
                                            69,313          567           353           69,527
Cash equivalents included in noncurrent
  funding................................    9,911        --            --               9,911
                                           -------       ------         -----          -------
                                           $79,224       $  567          $353         $ 79,438
                                           =======       ======         =====          =======
Schedule of maturities
  One year or less.......................  $ 8,666                                    $  8,686
  One year through three years...........   34,546                                      34,789
  After three years......................   26,092                                      26,025
                                           -------                                     -------
                                            69,304                                      69,500
Equities.................................        9                                          27
                                           -------                                     -------
                                           $69,313                                    $ 69,527
                                           =======                                     =======

     At December 31, 1996, securities with a value of $25,000,000 have been classified as current since such amounts will be utilized to repay short-term obligations.

                                                      AVAILABLE-FOR-SALE SECURITIES
                                           ---------------------------------------------------
                                                                                     ESTIMATED
                                                       UNREALIZED     UNREALIZED       FAIR
                                            COST         GAINS          LOSSES         VALUE
                                           -------     ----------     ----------     ---------
December 31, 1995
U.S. Government and agencies.............  $46,388       $1,470          $ 17         $ 47,841
Corporate................................   12,902          167            22           13,047
Other debt securities....................      250            3         --                 253
                                           -------       ------         -----          -------
  Total debt securities..................   59,540        1,640            39           61,141
Equities.................................    4,623          425            53            4,995
                                           -------       ------         -----          -------
                                            64,163        2,065            92           66,136
Cash equivalents included in noncurrent
  funding................................    8,105        --            --               8,105
                                           -------       ------         -----          -------
                                           $72,268       $2,065          $ 92         $ 74,241
                                           =======       ======         =====          =======

                                                      AVAILABLE-FOR-SALE SECURITIES
                                           ---------------------------------------------------
                                                                                     ESTIMATED
                                                       UNREALIZED     UNREALIZED       FAIR
                                            COST         GAINS          LOSSES         VALUE
                                           -------     ----------     ----------     ---------
December 31, 1994
U.S. Government and agencies.............  $ 6,591       -$-            $  147        $  6,444
Corporate................................   32,141           5             745          31,401
Other debt securities....................      300           2           --                302
                                           -------        ----          ------         -------
  Total debt securities..................   39,032           7             892          38,147
Equities.................................    8,412         630             351           8,691
                                           -------        ----          ------         -------
                                           $47,444        $637          $1,243        $ 46,838
                                           =======        ====          ======         =======

                                                       HELD-TO-MATURITY SECURITIES
                                           ---------------------------------------------------
                                                                                     ESTIMATED
                                                       UNREALIZED     UNREALIZED       FAIR
                                            COST         GAINS          LOSSES         VALUE
                                           -------     ----------     ----------     ---------
U.S. Government and agency...............  $20,846        $  9           $700         $ 20,155
Cash equivalents included in noncurrent
  funding................................    7,631       --             --               7,631
                                           -------        ----         ------          -------
                                           $28,477        $  9           $700         $ 27,786
                                           =======        ====         ======          =======

     The following balance sheet captions are comprised of the available-for-sale securities at December 31, 1996: short-term investments; investments in marketable securities; and noncurrent funding for workers' compensation benefits and mine closing reserves. The amounts included in the held-to-maturity category at December 31, 1994 represent funding for Keystone's workers' compensation and mine closing liabilities. As explained in Note A, in November 1995, these securities were reclassified to available-for-sale.

NOTE J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

     Cash and Cash Equivalents -- The carrying amounts reported approximate fair value.

     Short-term Investments and Marketable Securities -- Fair values are based on quoted market prices.

     Long-term Debt -- Fair value of debt is based on the borrowing rates for loans with similar terms and average maturities.

                                                              CARRYING       FAIR
                                                               VALUE        VALUE
                                                              --------     --------
                                                                 (IN THOUSANDS)
  Summary by Balance Sheet caption:
    Cash and cash equivalents...............................  $ 34,466     $ 34,466
    Short-term investments and marketable securities --
       available-for-sale...................................    53,558       53,558
    Funding for workers'
       compensation -- available-for-sale...................    14,229       14,229
    Funding for mine closing
       reserves -- available-for-sale.......................    11,651       11,651
    Long-term debt (excluding capitalized leases)...........   107,800      109,044

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During applicable time periods, Registrant has not changed accountants and has had no disagreements with its accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of Registrant are as follows:

                               CLASS A DIRECTORS

                                                                                               YEAR
                                                                                               TERM
                                                                                   DIRECTOR    WILL
NAME                                      AGE         PRINCIPAL OCCUPATION          SINCE     EXPIRE
----------------------------------------  ---   ---------------------------------  --------   ------
L. Blaine Grube(3)(4)...................  80    Retired Vice President and
                                                Treasurer of Registrant              1986      1997
Peter Iselin(1)(2)......................  76    Vice President-Finance and
                                                Secretary of Registrant since
                                                1965                                 1954      1997
William G. Kegel(1)(3)..................  75    Chairman of the Board of
                                                Registrant; Retired President and
                                                Chief Executive Officer of
                                                Registrant                           1973      1997
Gordon B. Whelpley, Jr.(2)(4)...........  43    President since 1996 - Goodnow &
                                                Whelpley, Inc., Residential
                                                Building Company; Project Manager
                                                1986-1996 - Louis E. Lee Co.
                                                Builders, Commercial and
                                                Residential Contractors              1987      1997

                               CLASS B DIRECTORS

                                                                                               YEAR
                                                                                               TERM
                                                                                   DIRECTOR    WILL
NAME                                      AGE         PRINCIPAL OCCUPATION          SINCE     EXPIRE
----------------------------------------  ---   ---------------------------------  --------   ------
Columbus O'D. Iselin, Jr.(1)(4).........  65    Independent Consultant-Aerospace
                                                and Defense                          1967      1998
David H. Davis(1)(4)....................  85    Coal Consultant                      1976      1998
John L. Schroder, Jr.(1)................  78    Retired Dean, College of Mineral
                                                and Energy Resources, West
                                                Virginia University                  1983      1998
Thomas W. Garges, Jr.(3)................  57    President and Chief Executive
                                                Officer of Registrant since
                                                October 1988                         1988      1998

                               CLASS C DIRECTORS

                                                                                               YEAR
                                                                                               TERM
                                                                                   DIRECTOR    WILL
NAME                                      AGE         PRINCIPAL OCCUPATION          SINCE     EXPIRE
----------------------------------------  ---   ---------------------------------  --------   ------
Thomas M. Hyndman, Jr.(1)(3)(4).........  72    Of Counsel since 1993, Partner
                                                (1957-1992), Duane, Morris &
                                                Heckscher, Attorneys at Law(5)       1972      1999
O'Donnell Iselin II(1)(2)(4)............  43    Manager, Finance Staff, Hughes
                                                Electronics Corporation since
                                                1989                                 1983      1999

---------------
(1) Member, Compensation Committee. The Compensation Committee, composed of seven Directors, administers Registrant's Key Executives Incentive Compensation Plan (the "Incentive Plan"), recommends certain executives for participation in such plan and bonuses to be paid pursuant thereto, and considers and recommends compensation arrangements for executive personnel. See "Compensation

    Committee Interlocks and Insider Participation". During 1996, the Compensation Committee met three times.

(2) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II and the uncle of Mr. Gordon B. Whelpley, Jr. Mr. O'Donnell Iselin II and Mr. Gordon B. Whelpley, Jr. are cousins.

(3) Mr. Garges is a Director and Messrs. Grube and Kegel are Directors Emeriti of S&T Bancorp, Inc., Indiana, Pa. Mr. Hyndman is a Director of Penn Engineering & Manufacturing Corp., Danboro, Pa.

(4) Member, Audit Committee. The Audit Committee, composed of six Directors, recommends the selection of independent auditors, reviews the regular annual audits, and performs such other functions related to accounting and auditing as determined by the Audit Committee or the Board of Directors. During 1996, the Audit Committee met twice.

(5) The law firm to which Mr. Hyndman is Of Counsel rendered legal services to Registrant during 1996.

     There is no nominating committee of the Board of Directors. During 1996, the Board of Directors held ten meetings. During 1996, each Director attended not less than 75% of the aggregate number of meetings of the Board of Directors and meetings of all Committees on which he served, except Messrs. Davis and Schroder because of health reasons. Mr. Davis attended 60% and Mr. Schroder attended 66% of the aggregate number of Board and Committee meetings.

DIRECTOR COMPENSATION

     Registrant's non-employee Directors receive a fee of $1,200 per month. In addition, all of Registrant's Directors receive a fee of $500 for each meeting of the Board of Directors and each committee meeting attended.

     Pursuant to the terms of an Employment and Deferred Compensation Agreement, as amended, with Mr. Kegel, effective December 31, 1988, Mr. Kegel retired as an employee of Registrant. He continues to serve as a Director, Chairman of the Board, and as an independent consultant to Registrant. In 1996, he received remuneration of $25,000 for services to Registrant in addition to fees received as a Director of Registrant. In addition, in 1996, under terms of the Agreement, as amended, Mr. Kegel was paid, as deferred compensation, an aggregate of $59,801. The Agreement, as amended, provides for aggregate payments of $538,211 in 108 equal consecutive monthly installments which commenced in January 1990, and will continue through December 1998.

                             SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Registrant's officers, directors, and persons who own more than 10% of a class of Registrant's equity securities registered under the Exchange Act, to file reports of their ownership of such securities as well as monthly statements of any changes in such ownership with the SEC and Registrant. Based solely on its review of the copies of the Section 16(a) reports received by it, and written representations from Registrant's officers, directors, and greater than 10% shareholders, Registrant believes that during 1996 all filing requirements applicable to its officers, directors, and greater than 10% shareholders were met.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the past three years of each of Registrant's five most highly compensated executive officers, including the Chief Executive Officer, (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
                                     -----------------------------      OTHER ANNUAL         ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR    SALARY($)    BONUS($)     COMPENSATION($)    COMPENSATION($)
-----------------------------------  ----    ---------    --------     ---------------    ---------------
Thomas W. Garges, Jr...............  1996     329,500      35,000(2)        40,710(5)          7,608(6)
  President and Chief Executive      1995     319,900      50,000(3)                           7,805(6)
  Officer(1)                         1994     314,521      54,500(4)                           7,805(6)
A. W. Petzold......................  1996     180,250      18,025(2)                             750(7)
  Vice President-Operations          1995     175,000       5,000(3)                             750(7)
                                     1994     172,137       5,000(4)                             750(7)
George M. Evans....................  1996     167,500      16,750(2)                           2,750(8)
  Vice President and Treasurer       1995     159,500      15,000(3)                           2,750(8)
                                     1994     156,773      15,000(4)                           2,750(8)
W. Joseph Engler, Jr...............  1996     153,500      15,350(2)                           2,750(8)
  Vice President and                 1995     146,200      15,000(3)                           2,750(8)
  General Counsel                    1994     143,708      12,000(4)                           2,750(8)
Thomas M. Majcher..................  1996     149,200      14,920(2)                             750(7)
  Vice President-                    1995     144,800      15,000(3)                             750(7)
  Corporate Development              1994     142,358      10,000(4)                             750(7)

---------------
(1) Mr. Garges is employed pursuant to the terms of an Employment Agreement. See "Employment and Change in Control Agreements".

(2) The 1996 figure represents cash bonuses.

(3) The figure includes a bonus of 1,709 shares of Registrant's Common Stock having a value of $50,000 on the date of issue to Mr. Garges. In February 1996, Mr. Garges received a cash payment of $40,710 to cover income taxes in respect of such issuance. Such amount is reported herein under the caption "Other Annual Compensation". The figure represents cash bonuses of $5,000 paid to Mr. Petzold and $15,000 paid to each of Messrs. Evans, Engler, and Majcher.

(4) The figure includes a cash bonus of $37,500 and 500 shares of Registrant's Common Stock having a value of $17,000 on the date of issue to Mr. Garges. Mr. Garges paid the taxes on the value of the stock issuance. The figure represents cash bonuses of $15,000 paid to Mr. Evans, $5,000 paid to Mr. Petzold, $12,000 paid to Mr. Engler, and $10,000 paid to Mr. Majcher.

(5) The figure represents an amount sufficient to pay income taxes due on bonus payments.

(6) The 1996 figures include Registrant's $750 contribution to the Rochester & Pittsburgh Coal Company 401(k) Savings and Retirement Plan (the "401(k) Plan"), $564 in insurance premiums paid by Registrant for additional insurance on Mr. Garges's life and $6,294 in Directors' fees paid by Registrant and certain of its subsidiaries to Mr. Garges. The 1995 and 1994 figures include Registrant's $750 contribution to the 401(k) Plan, $564 in insurance premiums paid by Registrant for additional insurance on Mr. Garges's life and $6,491 in Directors' fees paid by Registrant and certain of its subsidiaries to Mr. Garges. See "Employment and Change in Control Agreements."

(7) The figure represents Registrant's contribution to the 401(k) Plan.

(8) The figures include Registrant's $750 contribution to the 401(k) Plan and $2,000 in Directors' fees paid by two of Registrant's subsidiaries to Messrs. Engler and Evans.

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     In 1993, Registrant entered into an Employment Agreement with Mr. Garges, effective as of May 1, 1992, (the "1992 Agreement"). Under the 1992 Agreement, Mr. Garges's term of employment is for a period of three years and, until notice of termination is given by either party, Mr. Garges's employment is extended each day for one additional day so that at all times his term of employment is for a period of three years. Under the 1992 Agreement, Mr. Garges is paid an annual base salary of not less than $300,000, plus such additional compensation as may be determined from time to time by the Board of Directors, in its sole discretion.

     Under the 1992 Agreement, in the event that Mr. Garges's employment continues for such period of time as will entitle him to receive a pension under Registrant's Pension Plan, Registrant will pay to Mr. Garges or his spouse, upon the commencement of the payment of the pension benefits under the Pension Plan, a monthly supplement consisting of the sum of (i) an amount equal to the monthly pension benefit Mr. Garges or his spouse would have received pursuant to the Pension Plan, without regard to certain limitations imposed by the Internal Revenue Code of 1986 (the "Code"), and (ii) the difference between the monthly pension benefits actually paid to Mr. Garges or his spouse under the Pension Plan and the monthly pension benefit which would have been payable to Mr. Garges or his spouse under the Pension Plan without application of said limitations. The supplemental pension payments will terminate at the earlier of (i) the expiration of ten years from the date of the first monthly supplemental pension payment or (ii) the termination of pension payments under the Pension Plan to Mr. Garges, his spouse or the survivor of them, if applicable. Should Mr. Garges die prior to July 22, 2001, and his spouse become eligible to receive pension benefits under the Pension Plan, no monthly supplement shall be paid to her. In addition to life insurance under Registrant's existing benefit program, under the 1992 Agreement, Registrant has agreed to pay the premium cost of life insurance on Mr. Garges's life (payable to such beneficiaries as he may designate) in such amount as is necessary to bring the total face amount of insurance on Mr. Garges's life paid for by Registrant to $1,200,000. Upon Mr. Garges reaching age 62, the face amount of life insurance shall be reduced to $500,000.

     In February 1997, Registrant and Mr. Garges entered into an amendment (the "Amendment") to the 1992 Agreement. The Amendment provides that (i) the three-year term of the 1992 Agreement may be terminated by either Registrant or Mr. Garges upon 90 days written notice following a change in control of Registrant and that, in the event of a change in control of Registrant, (ii) Registrant would pay Mr. Garges an amount equal to three times his then annual salary upon the change in control without regard to whether Mr. Garges continues in the employ of Registrant, (iii) Mr. Garges would be entitled to a continuation of his medical benefits (as defined in the Amendment) for a period of 36 months following the change in control and (iv) for the purposes of computing the monthly pension supplement to which Mr. Garges is entitled Mr. Garges would be given credit for his actual years of service with Registrant plus three years.

     In 1997, Registrant entered into change in control agreements (the "Agreements") with the Named Executive Officers (other than Mr. Garges) and certain other key employees (the "Executives"). The term of each of the Agreements is until the earlier of (a) the termination of the Executive's employment with Registrant for any reason prior to a change in control of Registrant or (b) December 31, 1999, and the term is automatically extended for successive one-year periods beginning on December 31, 1999. A change in control occurs during the term of the Agreement if (i) any "person" or "group" (as such items are used in Rule 13d-3 under the Securities Exchange Act of 1934) other than the Executive or a group of which the Executive is a member acquires shares of Registrant in a transaction or series of transactions that result in such person or group directly or indirectly first owning beneficially more than 50% of the outstanding shares of Registrant's Common Stock after the date of the Agreement or (ii) as the result of or in connection with any cash tender offer or exchange offer, merger or other business combination, sale of assets or contested election of directors, or any combination of the foregoing transactions (a "Transaction"), the persons who were the directors of Registrant before the Transaction shall cease to constitute a majority of the Board of Directors of Registrant or any successor to Registrant after the Transaction. In the event of a change in control, and subject to the possibility of reduction under certain enumerated circumstances, the Executive will receive varying amounts depending upon the salary and length of service of such Executive, payable over two or three year periods (depending on the amount received) and medical benefits (as defined in the Agreements) for 24-month or

36-month periods (consistent with the length of time payment is made under the Agreement), each without regard to whether the Executive continues in the employ of Registrant or any successor to Registrant following a change in control of Registrant.

PENSION PLAN

     Under Registrant's Pension Plan covering officers and other management employees, annual benefits are payable monthly upon retirement. Such benefits are, in general, based upon an employee's (i) average monthly earnings during the five highest four calendar quarter periods out of the last ten four calendar quarter periods of management service prior to retirement and (ii) length of management service, with a maximum of 35 years. Pension benefits are subject to a deduction for 50% of Social Security benefits. The full cost of such pension program is paid by Registrant. There is no requirement that employees retire at a designated age. With some exceptions, benefits are payable on a reduced basis upon retirement between the ages of 55 and 62.

     The amounts shown in the following table, before a deduction for 50% of Social Security benefits, are those payable in the event of retirement at age 65 in 1996:

         AVERAGE ANNUAL EARNINGS
         DURING THE HIGHEST FIVE                       ANNUAL BENEFITS UPON RETIREMENT
            OF THE FINAL TEN                           WITH YEARS OF SERVICE INDICATED
      FOUR CALENDAR QUARTER PERIODS        --------------------------------------------------------
          OF MANAGEMENT SERVICE            10 YEARS    20 YEARS    25 YEARS    30 YEARS    35 YEARS
-----------------------------------------  --------    --------    --------    --------    --------
        $150,000.........................  $ 26,250    $ 52,500    $ 65,625    $ 78,750    $ 91,875
         200,000.........................    35,000      70,000      87,500     105,000     122,500
         250,000.........................    43,750      87,500     109,375     131,250     153,125
         300,000.........................    52,500     105,000     131,250     157,500     183,750
         350,000.........................    61,250     122,500     153,125     183,750     214,375
         400,000.........................    70,000     140,000     175,000     210,000     245,000
         450,000.........................    78,750     157,500     196,875     236,250     275,625
         500,000.........................    87,500     175,000     218,750     262,500     306,250

     The compensation utilized for determination of benefits under the Pension Plan as summarized in the table above is salary and bonus. Of the individual officers named in the Summary Compensation Table, assuming retirement at age 65, Mr. Garges, Mr. Petzold, Mr. Evans, Mr. Engler, and Mr. Majcher, will have 17, 16, 36, 35 and 28 years of service, respectively.

     The information in the foregoing table does not reflect certain limitations imposed on qualified plans by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $150,000 per year (adjusted periodically for cost-of-living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $120,000, but adjusted annually for cost-of-living increases) that can be payable to each eligible employee at age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of March 7, 1997, the amount and percentage of Registrant's outstanding Common Stock beneficially owned by (i) each person who is known by Registrant to own beneficially more than 5% of its Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

                                                         SHARES                      PERCENT OF
                NAME OF INDIVIDUAL                    BENEFICIALLY                   OUTSTANDING
               OR IDENTITY OF GROUP                     OWNED(1)                   COMMON STOCK(2)
--------------------------------------------------  ----------------               ---------------
5% HOLDERS:
Peter Iselin
  40 Wall Street
  New York, New York 10005
Emilie I. Wiggin                                    1,749,665 shares(3)(4)               50.8%
  106 Pear Tree Point Road
  Darien, Connecticut 06820
O'Donnell Iselin II
  40 Wall Street
  New York, New York 10005

DIRECTORS: (5)
David H. Davis....................................             2,663
Thomas W. Garges, Jr. ............................             5,940
L. Blaine Grube...................................             7,258
Thomas M. Hyndman, Jr. ...........................             1,260
Columbus O'D. Iselin, Jr. ........................            14,908
William G. Kegel..................................             3,482
John L. Schroder, Jr. ............................             1,497
Gordon B. Whelpley, Jr. ..........................            21,796

EXECUTIVE OFFICERS: (6)
W. Joseph Engler, Jr. ............................             3,200
George M. Evans...................................               812
A. W. Petzold.....................................               250
Thomas M. Majcher.................................               250
All Directors and executive officers as a group
  (15 persons)....................................         1,798,133                     52.3%

---------------
(1) Information furnished by each individual. Includes shares that are owned jointly, in whole or in part, with the individual's spouse, or individually by his or her spouse.

(2) Less than 1% unless otherwise indicated.

(3) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be the beneficial owner of securities if he has, or shares, "voting power" (which includes the power to vote, or to direct the voting of, such securities) or "investment power" (which includes the power to dispose, or to direct the disposition, of such securities). Under these rules, more than one person may be deemed the beneficial owner of the same securities. The information set forth in the above table includes all shares of Common Stock of Registrant over which Peter Iselin, Emilie I. Wiggin, and O'Donnell Iselin II, individually or together, exercise voting power or investment power, adjusted, however, to eliminate repeated reporting of shares so as not to overstate the aggregate beneficial ownership of such persons.

(4) Under the rules of the SEC, the maximum number of shares of Registrant's Common Stock that Peter Iselin, Emilie I. Wiggin, and O'Donnell Iselin II, individually could be deemed to beneficially own is 1,713,161 shares (49.8%), 1,646,633 shares (47.8%), and 909,050 shares (26.4%), respectively.

(5) Excludes Directors listed under 5% Holders.

(6) Excludes Executive Officers listed under Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None, other than as reported in Items 10 and 12 hereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits:

          1. Financial Statements

     The following Consolidated Financial Statements of Rochester & Pittsburgh Coal Co. and subsidiaries are included in Item 8:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors..............................................     17
    Consolidated balance sheets -- December 31, 1996, 1995, and 1994............     18
    Statements of consolidated income -- Years ended December 31, 1996, 1995,
      and 1994..................................................................     20
    Statements of consolidated shareholders' equity -- Years ended December 31,
      1996, 1995, and 1994......................................................     21
    Statements of consolidated cash flows -- Years ended December 31, 1996,
      1995, and 1994............................................................     22
    Notes to consolidated financial statements -- December 31, 1996.............     23

     The following financial information for the years 1996, 1995, and 1994 is submitted herewith.

          2. Financial Statement Schedules

     The following Consolidated Financial Statement Schedules of Rochester & Pittsburgh Coal Co. and subsidiaries are included in Item 14(d):

                                                                                    PAGE
                                                                                    ----
Schedule I   --   Condensed Financial Information of Registrant.............        S-2
Schedule II  --   Valuation and Qualifying Accounts.........................        S-7

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

          A. 1991 Keystone Coal Supply Agreement.

          The 1991 Keystone Coal Supply Agreement was filed as an exhibit to Registrant's Annual Report on Form 10-K dated March 28, 1991. An Amendment to the 1991 Keystone Coal Supply Agreement was filed with Registrant's Annual Report on Form 10-K dated April 12, 1996. The Agreement and Amendment are incorporated herein by reference.

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

          E. Registrant's Pension Plan, as Amended.*

          Registrant's Pension Plan and Amendments thereto were filed with Registrant's Annual Report on Form 10-K dated April 12, 1996. The Plan and Amendments are incorporated herein by reference.

          F. Registrant's 401(k) Savings and Retirement Plan, as Amended.*

          Registrant's 401(k) Savings and Retirement Plan was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. The Plan and Amendments are incorporated herein by reference. Amendments to Registrant's 401(k) Savings and Retirement Plan were filed with Registrant's Annual Report on Form 10-K dated April 12, 1996. Amendment to Registrant's 401(k) Savings and Retirement Plan, filed herewith.

          G. Employment Agreement between Registrant and Thomas W. Garges, Jr.*

          Employment Agreement between Registrant and Thomas W. Garges, Jr., dated as of May 1, 1992, was filed with Registrant's Annual Report on Form 10-K dated March 25, 1993. The Agreement is incorporated herein by reference. Amendment to Employment Agreement, filed herewith.

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

     (21) Subsidiaries of the Registrant.

          Registrant's list of subsidiaries, filed herewith.

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

                                          ROCHESTER & PITTSBURGH COAL COMPANY

                                          By: /s/ THOMAS W. GARGES, JR.

                                            ------------------------------------
                                                   Thomas W. Garges, Jr.
                                               President and Chief Executive
                                                           Officer

Date: April 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                                 TITLE                        DATE
-------------------------------------    -----------------------------------    ---------------

      /s/ THOMAS W. GARGES, JR.          President and Chief Executive          April 11, 1997
-------------------------------------    Officer (Principal Executive
        Thomas W. Garges, Jr.            Officer)

         /s/ GEORGE M. EVANS             Vice President and Treasurer           April 11, 1997
-------------------------------------    (Principal Financial Officer)
           George M. Evans

         /s/ JEFFREY A. MACK             Controller (Principal Accounting       April 11, 1997
-------------------------------------    Officer)
           Jeffrey A. Mack

                  *                      Chairman of the Board of Directors     April 11, 1997
-------------------------------------
          William G. Kegel

                  *                      Vice President -- Finance and          April 11, 1997
-------------------------------------    Director
            Peter Iselin

                  *                      Director                               April 11, 1997
-------------------------------------
           David H. Davis
                  *                      Director                               April 11, 1997
-------------------------------------
      Columbus O'D. Iselin, Jr.

                  *                      Director                               April 11, 1997
-------------------------------------
        John L. Schroder, Jr.

              SIGNATURE                                 TITLE                        DATE
-------------------------------------    -----------------------------------    ---------------


                  *                      Director                               April 11, 1997
-------------------------------------
         O'Donnell Iselin II

                  *                      Director                               April 11, 1997
-------------------------------------
           L. Blaine Grube

                  *                      Director                               April 11, 1997
-------------------------------------
       Gordon B. Whelpley, Jr.

                  *                      Director                               April 11, 1997
-------------------------------------
       Thomas M. Hyndman, Jr.

    *By /s/ W. JOSEPH ENGLER, JR.
-------------------------------------
        W. Joseph Engler, Jr.
          Attorney-in-Fact
   pursuant to Powers of Attorney
           filed herewith

                         FINANCIAL STATEMENT SCHEDULES

                      ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                               DECEMBER 31, 1996

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ROCHESTER & PITTSBURGH COAL COMPANY

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................  $  3,485     $  3,542     $  2,850
  Receivables from subsidiaries............................     6,727        6,736        6,818
  Prepaid expenses and other current assets................     1,455          782        1,348
  Income taxes receivable..................................         0        2,036        3,864
                                                             --------     --------     --------
          Total Current Assets.............................    11,667       13,096       14,880
INVESTMENTS IN SUBSIDIARY COMPANIES
  Equity method............................................   207,982      198,386      203,813
OTHER ASSETS
  Investment in marketable securities......................       280          281          856
  Miscellaneous............................................     9,768        9,516        9,372
                                                             --------     --------     --------
                                                               10,048        9,797       10,228
PROPERTY, PLANT, AND EQUIPMENT.............................    52,577       52,555       52,371
  Less allowances for depreciation, depletion, and
     amortization..........................................    26,750       25,764       24,623
                                                             --------     --------     --------
                                                               25,827       26,791       27,748
                                                             --------     --------     --------
                                                             $255,524     $248,070     $256,669
                                                             ========     ========     ========

                      ROCHESTER & PITTSBURGH COAL COMPANY

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable:
     Trade accounts........................................  $  1,460     $    383     $  1,050
     Dividends.............................................       516          516        2,063
     Subsidiaries..........................................     3,100        5,817        8,313
  Other current liabilities................................       862          861          468
  Income taxes payable.....................................       708            0            0
                                                             --------     --------     --------
          Total Current Liabilities........................     6,646        7,577       11,894
OTHER LIABILITIES
  Loan from subsidiary.....................................    30,000       30,000       30,000
  Payable to subsidiaries for federal income taxes.........     4,229        4,229        4,229
  Miscellaneous............................................     3,464        3,150        3,096
                                                             --------     --------     --------
                                                               37,693       37,379       37,325
SHAREHOLDERS' EQUITY
  Common stock.............................................    59,837       59,837       59,837
  Capital in excess of stated value........................   133,125      133,162      133,170
  Retained earnings........................................    46,028       38,007       42,360
                                                             --------     --------     --------
                                                              238,990      231,006      235,367
  Less treasury stock at cost..............................    27,805       27,892       27,917
                                                             --------     --------     --------
                                                              211,185      203,114      207,450
                                                             --------     --------     --------
                                                             $255,524     $248,070     $256,669
                                                             ========     ========     ========

                      ROCHESTER & PITTSBURGH COAL COMPANY

                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Management fees and royalties from subsidiaries...............  $12,078     $13,668     $12,601
Gain on sale of property......................................    7,678       2,164         480
Interest, dividends, and other................................    3,469       3,408       3,008
                                                                -------     -------     -------
                                                                 23,225      19,240      16,089
Costs and expenses
  Selling, general and administrative.........................   10,280      11,211      10,593
  Interest on loan from subsidiary............................    2,525       2,649       2,109
  Miscellaneous...............................................    3,887       4,120       3,413
                                                                -------     -------     -------
                                                                 16,692      17,980      16,115
                                                                -------     -------     -------
  INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME
     OF SUBSIDIARIES..........................................    6,533       1,260         (26)
Income taxes..................................................    1,543         (99)       (101)
                                                                -------     -------     -------
  INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES..........    4,990       1,359          75
Equity in net income (loss) of subsidiaries...................    6,271      (4,894)      2,391
                                                                -------     -------     -------
          NET INCOME (LOSS)...................................  $11,261     $(3,535)    $ 2,466
                                                                =======     =======     =======

                      ROCHESTER & PITTSBURGH COAL COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1996        1995         1994
                                                              --------     -------     --------
OPERATING ACTIVITIES
  Net income................................................  $ 11,261     $(3,535)    $  2,466
  Adjustments for non-cash items............................   (12,484)      4,645        8,284
  Changes in certain assets and liabilities (using or
     providing cash)........................................       510          84        1,282
                                                              --------     -------     --------
          NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES......................................      (713)      1,194       12,032
                                                              --------     -------     --------
INVESTING ACTIVITIES
  Investments in subsidiaries...............................    (5,000)          0      (40,000)
  Return of subsidiary capital..............................         0       1,000       27,000
  Acquisition of property, plant, and equipment.............       (92)       (204)        (183)
  Proceeds from sale of property, plant, and equipment......     7,763       2,184          479
  Proceeds from sales of investments........................         0         626            0
                                                              --------     -------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................     2,671       3,606      (12,704)
                                                              --------     -------     --------
FINANCING ACTIVITIES
  Cash dividends paid.......................................    (2,065)     (4,126)      (5,158)
  Acquisition of treasury stock.............................        50          18           18
                                                              --------     -------     --------
          NET CASH USED IN FINANCING ACTIVITIES.............    (2,015)     (4,108)      (5,140)
                                                              --------     -------     --------
          INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS.....................................       (57)        692       (5,812)
  Cash and cash equivalents at beginning of year............     3,542       2,850        8,662
                                                              --------     -------     --------
          CASH AND CASH EQUIVALENTS AT END OF YEAR..........  $  3,485     $ 3,542     $  2,850
                                                              ========     =======     ========

                      ROCHESTER & PITTSBURGH COAL COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     In the parent company -- only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Dividends received from subsidiaries were $500,000 in 1996, $1,375,000 in 1995, and $9,700,000 in 1994.
The parent company -- only financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE B -- GUARANTEES AND OBLIGATIONS

     Eighty-Four Mining Company and Lucerne Land Company, subsidiaries of the Company, had $35,000,000 of long-term debt outstanding under senior fixed rate construction notes and $50,000,000 outstanding under a revolving credit agreement as of December 31, 1996. In March, 1997 these long-term credit agreements were amended and restructured to provide for a senior secured term loan totalling $25,000,000, a revolving credit note totalling $35,000,000 and a working capital line of credit totalling $8,000,000. Under the terms of the debt agreements, the Company has guaranteed payment of all principal and interest on these notes.

     Under the terms of certain of its self-insurance programs, the Company could be liable for obligations of its subsidiaries arising under laws related to occupational disease (black lung). At December 31, 1996, the Company and these subsidiaries have irrevocable trusts for black lung benefit funding which have assets totalling $51,500,000, compared to an actuarial liability of $37,100,000. The Company also guarantees certain of its subsidiaries self-insurance obligations for workers' compensation.

     The Company's wholly-owned subsidiary, Helvetia Coal Company, (Helvetia) has indemnified its customers for certain liabilities related to its operations under its previous coal supply agreement. On the earlier of January 1, 1998 or the occurrence of certain specified events, either Helvetia must provide security for these indemnified obligations in the form of bonds or the Company must unconditionally guarantee Helvetia's performance of those obligations.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

===========================================================================================================
                COL . A                    COL . B           COL . C              COL . D         COL . E
-----------------------------------------------------------------------------------------------------------
                                           BALANCE
                                             AT                                                  BALANCE AT
                                          BEGINNING                              DEDUCTIONS        END OF
              DESCRIPTION                 OF PERIOD         ADDITIONS            --DESCRIBE        PERIOD
                                                        -------------------
                                                       COL. 1      COL. 2
                                                      CHARGED    CHARGED TO
                                                      TO COSTS      OTHER
                                                          AND    ACCOUNTS
                                                      EXPENSES   --DESCRIBE
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Reserves:
  Mine closing reserve..................   $23,153     $1,298      $  630(1)       $1,152(2)      $ 23,929
                                           =======     ======      ======          ======          =======
  Surface mine reclamation reserve......   $ 1,179     $  274      $   --          $  207(2)      $  1,246
                                           =======     ======      ======          ======          =======
Valuation allowance deducted from asset
  accounts:
  Deferred income tax valuation
     allowance..........................   $ 6,585     $  790      $   --          $   --         $  7,375
                                           =======     ======      ======          ======          =======
Year ended December 31, 1995:
Reserves:
  Mine closing reserve..................   $19,818     $3,052      $  609(1)       $  326(2)      $ 23,153
                                           =======     ======      ======          ======          =======
  Surface mine reclamation reserve......   $   985     $  351      $   --          $  157(2)      $  1,179
                                           =======     ======      ======          ======          =======
Valuation allowance deducted from asset
  accounts:
  Deferred income tax valuation
     allowance..........................   $ 4,108     $2,477      $   --          $   --         $  6,585
                                           =======     ======      ======          ======          =======
Year ended December 31, 1994:
Reserves:
  Mine closing reserve..................   $18,156     $  754      $1,072(1)       $  164(2)      $ 19,818
                                           =======     ======      ======          ======          =======
  Surface mine reclamation reserve......   $   991     $  165      $   --          $  171(2)      $    985
                                           =======     ======      ======          ======          =======
Valuation allowance deducted from asset
  accounts:
  Deferred income tax valuation
     allowance..........................   $ 4,498     $ (390)     $   --          $   --         $  4,108
                                           =======     ======      ======          ======          =======

---------------
(1) Interest earned on funds invested to meet reserve requirements.

(2) Expense incurred to satisfy previously reserved requirements.

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------
      (3)        Articles of Incorporation and By-Laws.
                 A.    Articles of Incorporation, as Amended.
                       Registrant's Articles of Incorporation, as amended, were filed with
                       Registrant's Annual Report on Form 10-K dated March 28, 1991. The
                       Articles, as amended, are incorporated herein by reference.
                 B.    By-Laws of Registrant, as Amended.
                       Registrant's By-Laws, as amended, were filed with Registrant's Annual
                       Report on Form 10-K dated March 30, 1989. An Amendment to the ByLaws was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991.
                       The ByLaws, as amended, are incorporated herein by reference.
     (10)        Material Contracts.
                 *     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
                 A.    1991 Keystone Coal Supply Agreement.
                       The 1991 Keystone Coal Supply Agreement was filed as an exhibit to
                       Registrant's Annual Report on Form 10-K dated March 28, 1991. An Amendment to the 1991 Keystone Coal Supply Agreement was filed with Registrant's
                       Annual Report on Form 10-K dated April 12, 1996. The Agreement and
                       Amendment are incorporated herein by reference.
                 B.    1995 Homer City Coal Sales Agreement.
                       The 1995 Homer City Coal Sales Agreement was filed with Registrant's
                       Current Report on Form 8-K dated December 7, 1994. The Agreement is incorporated herein by reference.
                 C.    Employment and Deferred Compensation Agreement between Registrant and W.
                       G. Kegel, as Amended.*
                       The Employment and Deferred Compensation Agreement between Registrant and
                       W. G. Kegel was filed with Registrant's Annual Report on Form 10-K dated
                       March 26, 1981. Amendments to the Employment and Deferred Compensation
                       Agreement were filed with Registrant's Annual Report on Form 10-K dated
                       March 30, 1989. The Agreement and amendments are incorporated herein by reference.
                 D.    Registrant's Key Executives Incentive Compensation Plan.*
                       The Rochester & Pittsburgh Coal Company Key Executives Incentive
                       Compensation Plan was filed with Registrant's Annual Report on Form 10-K dated March 26, 1992. The Plan is incorporated herein by reference.
                 E.    Registrant's Pension Plan, as Amended.*
                       Registrant's Pension Plan and Amendments thereto were filed with
                       Registrant's Annual Report on Form 10-K dated April 12, 1996. The Plan and
                       Amendments are incorporated herein by reference.

EXHIBIT NUMBER
--------------
                 F.    Registrant's 401(k) Savings and Retirement Plan, as Amended.*
                       Registrant's 401(k) Savings and Retirement Plan was filed with
                       Registrant's Annual Report on Form 10-K dated March 28, 1991. The Plan and
                       Amendments are incorporated herein by reference. Amendments to
                       Registrant's 401(k) Savings and Retirement Plan were filed with
                       Registrant's Annual Report on Form 10-K dated April 12, 1996. Amendment to
                       Registrant's 401(k) Savings and Retirement Plan, filed herewith.
                 G.    Employment Agreement between Registrant and Thomas W. Garges, Jr.*
                       Employment Agreement between Registrant and Thomas W. Garges, Jr., dated as of May 1, 1992, was filed with Registrant's Annual Report on Form 10-K dated March 25, 1993. The Agreement is incorporated herein by reference.
                       Amendment to Employment Agreement, filed herewith.
                 H.    Asset Purchase Agreement between Bethlehem Steel Corporation and Lucerne
                       Land Company.
                       The Asset Purchase Agreement between Bethlehem Steel Corporation and
                       Lucerne Land Company dated December 30, 1992, was filed with Registrant's
                       Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.
                 I.    Asset Purchase Agreement between BethEnergy Mines Inc. and Lucerne Land
                       Company.
                       The Asset Purchase Agreement between BethEnergy Mines Inc. and Lucerne
                       Land Company dated December 30, 1992, was filed with Registrant's Current
                       Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.
                 J.    Asset Purchase Agreement between Bethlehem Steel Corporation and
                       Eighty-Four Mining Company.
                       The Asset Purchase Agreement between Bethlehem Steel Corporation and
                       Eighty-Four Mining Company dated December 30, 1992, was filed with
                       Registrant's Current Report on Form 8-K dated January 13, 1993. The
                       Agreement is incorporated herein by reference.
                 K.    Asset Purchase Agreement between BethEnergy Mines Inc. and Eighty-Four
                       Mining Company.
                       The Asset Purchase Agreement between BethEnergy Mines Inc. and Eighty-Four
                       Mining Company dated December 30, 1992, was filed with Registrant's
                       Current Report on Form 8-K dated January 13, 1993. The Agreement is incorporated herein by reference.
     (21)        Subsidiaries of the Registrant.
                 Registrant's list of subsidiaries, filed herewith.

EXHIBIT NUMBER
--------------
     (24)        Powers of Attorney.
                 Powers of Attorney of certain directors of Registrant, filed herewith.
     (27)        Financial Data Schedule.
                 Registrant's financial data schedule, filed herewith.