Form 10-Q
period 1997-03-31
ROCHESTER & PITTSBURGH COAL CO
filed 1997-05-15
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                            FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997. 3,440,984 shares.

                            ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (Amounts in thousands, except for outstanding shares and per share amounts)
                                                        Three Months Ended
                                                              March 31
                                                        ------------------
                                                        1997          1996
                                                        ----          ----
Production Tonnage                                       1,032          1,228
                                                     =========    ===========

Sales Tonnage                                            1,374          1,509
                                                     =========    ===========

Sales                                                   51,888         55,890

Other Income:
  Gain on sale of property                               2,059          6,575
  Interest and dividends                                 1,129          1,106
  Net investment (losses) gains                           (171)           266
  Miscellaneous                                            390            453
                                                     ---------    -----------
                                                        55,295         64,290
Costs and Expenses:
  Cost of sales                                         48,087         49,393
  Depreciation, depletion, and amortization              3,469          3,254
  Selling, general, and administrative                   1,652          1,869
  Interest                                                 468            619
  Miscellaneous                                            869            334
                                                     ---------    -----------

                                                        54,545         55,469
                                                     ---------    -----------
Income Before Income Taxes                                 750          8,821

Income Taxes                                               729          3,775
                                                     ---------    -----------

Net Income                                           $      21    $     5,046
                                                     =========    ===========

Net Income Per Share                                 $     .01    $      1.47
                                                     =========    ===========












Average shares outstanding
 used in the computation
 of per share amounts                                 3,440,984     3,440,533

Shares issued and outstanding
 at March 31                                          3,440,984     3,440,984

Cash dividends declared
 per share                                           $      .15   $       .15


     See accompanying notes to consolidated condensed financial statements.

                            ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Dollars in thousands)
                                                 March 31      December 31
                                                   1997           1996
                                               ------------    -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                    $     26,176    $    34,466
  Short-term investments                                 --         25,000
  Receivables                                        29,521         21,945
  Inventories and other current assets               13,009         11,889
  Deferred income taxes                               2,903          2,093
                                               ------------    -----------
    Total Current Assets                             71,609         95,393

Other Assets
  Investments in marketable securities               17,052         28,558
  Funding for:
    Workers' compensation benefits                   14,281         14,229
    Mine closing reserves                            11,802         11,651
  Deferred income taxes                               9,155          8,839
  Miscellaneous                                      18,174         16,103
                                               ------------    -----------
                                                     70,464         79,380

Property, plant, and equipment                      564,476        541,544
Less allowances for depreciation, depletion,
 and amortization                                   190,956        184,919
                                               ------------    -----------
                                                    373,520        356,625
                                               ------------    -----------
                                               $    515,593    $   531,398
                                               ============    ===========





















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                             $     13,212    $    15,845
  Accrued liabilities                                18,368         13,398
  Income taxes payable                                1,185          1,367
  Current maturities of long-term debt                7,809         28,236
                                               ------------    -----------
    Total Current Liabilities                        40,574         58,846

Other Liabilities and Long-Term Debt
  Other postretirement benefits                      76,221         72,346
  Workers' compensation benefits                     41,064         40,384
  Mine closing reserves                              24,268         23,929
  Black lung benefits                                 9,509          9,231
  Deferred income taxes                              12,399         11,079
  Miscellaneous                                       2,834          3,897
  Long-term debt (less current maturities)           98,536        100,501
                                               ------------    -----------
                                                    264,831        261,367

Shareholders' Equity
  Common stock issued, 3,989,121 shares              59,837         59,837
  Capital in excess of stated value                 133,125        133,125
  Retained earnings                                  45,031         46,028
                                               ------------    -----------
                                                    237,993        238,990
  Less treasury stock at cost - 548,137 shares       27,805         27,805
                                               ------------    -----------
                                                    210,188        211,185
                                               ------------    -----------
Total Liabilities & Shareholders' Equity       $    515,593    $   531,398
                                               ============    ===========

     See accompanying notes to consolidated condensed financial statements.

                            ROCHESTER & PITTSBURGH COAL COMPANY
                                     AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     1997           1996
                                                     ----           ----
OPERATING ACTIVITIES
  Net income                                      $      21      $   5,046
  Adjustments for non-cash items                      2,436         (1,983)
  Changes in certain assets and liabilities
   (using) or providing cash                         (3,460)         8,422
                                                  ---------      ---------
      NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                    (1,003)        11,485
                                                  ---------      ---------

INVESTING ACTIVITIES
  Proceeds from available-for-sale
   investments                                       38,696         10,361
  Acquisition of available-for-sale
   investments                                       (2,775)       (10,826)
  Acquisition and development of
   property, plant, and equipment                    (8,560)       (14,311)
  Proceeds from sale of property, plant, and
   equipment                                          2,227          7,203
                                                  ---------      ---------
      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                          29,588         (7,573)
                                                  ---------      ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                           69,350         35,950
  Payments on borrowings                           (103,446)       (34,255)
  Debt issuance costs                                (2,263)            --
  Cash dividends paid                                  (516)        (1,032)
  Treasury stock issued                                  --             50
                                                  ---------      ---------
      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                          (36,875)           713
                                                  ---------      ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                   (8,290)         4,625

  Cash and cash equivalents at beginning of year     34,466         27,437
                                                  ---------      ---------

      CASH AND CASH EQUIVALENTS AT MARCH 31       $  26,176      $  32,062
                                                  =========      =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)     $     559      $     656
                                                  =========      =========

  Income taxes paid                               $     315      $     524
                                                  =========      =========

  Noncash financing and investing activities--
   seller financing of equipment to be leased     $  11,704      $     -0-
                                                  =========      =========


     See accompanying notes to consolidated condensed financial statements.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         March 31, 1997


Note A - Basis for Presentation
-------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended December 31, 1996.

     Results for the Company's subsidiary, Eighty-Four Mining Company, other than its provision for income taxes and a portion of general and administration expenses, are not included in the accompanying Condensed Consolidated Statements of Income because Eighty-Four is in the development stage.

Note B - Newly Issued Accounting Standards
-----------------------------------------

     In the first quarter of 1997, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) issued by the Accounting Standards Committee of the American Institute of Certified Public Accountants, the effect of adoption was not material.

     In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128), was issued which specifies the computation, presentation, and disclosure requirements of earnings per share for interim and annual periods ending after December 15, 1997. FASB 128 is not expected to have a material effect on the computation and presentation of the Company's earnings per share.

Note C - Long-Term Debt
-----------------------

     In February, Eighty-Four acquired additional longwall equipment valued at $11.7 million for the second longwall mining system. This equipment is scheduled to be placed in service in the third quarter of 1997 and will be financed by a capital lease for which the Company has obtained a commitment. The manufacturer is financing the equipment until lease commencement. At March 31, 1997 the obligation is recorded in the Balance Sheet as a noncurrent liability.

               ROCHESTER & PITTSBURGH COAL COMPANY
                        AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL POSITION
                         March 31, 1997


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) earnings during the periods included in the accompanying Consolidated Condensed
Statements of Income and (2) financial position since December 31, 1996:


Results of Operations
---------------------

     The Company's two major operating subsidiaries, Keystone Coal Mining Corporation and Helvetia Coal Company, each had lower sales volume, lower productivity, and higher operating costs in the first quarter of 1997 when compared to the first quarter of 1996. Keystone, which recorded pretax income of $1.6 million in the first quarter of 1996 posted a slight loss in the current quarter. Keystone's 1996 results benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement. Helvetia had a pretax loss of $1.5 million in the current quarter as compared to $400,000 in the first quarter of 1996. A new portal facility became operational at one of Helvetia's mines during the quarter which is forecast to have a favorable impact on productivity and operating costs. In addition, a new operating schedule has been implemented at Keystone's and Helvetia's mines in order to improve operating costs.

     The Company's Eighty-Four Mining Company subsidiary (Eighty-Four) is continuing its development of Mine No. 84 for installation of a second longwall system in the third quarter of this year. Eighty-Four's results, other than its provision for income taxes and certain general and administrative costs, are not included in the accompanying Consolidated Condensed Statements of Income because it is in the development stage. During the current quarter, Eighty-Four continued to improve continuous miner advance rates which had been below those required for economical longwall operations.

     Pretax income continued to be enhanced from the sale of certain nonstrategic properties resulting in gains of $2.1 million in the current quarter compared to a gain of $6.6 million in the first quarter of 1996 from the sale of property containing two refuse piles.

     The Company recorded net investment losses of $171,000 in the first quarter of 1997 due to the sale of securities in order to provide funding required for the Mine No. 84 project.

     The increase in miscellaneous expense in 1997 reflects the write-off of certain debt issuance costs relating to Eighty-Four's previous debt arrangement.

     Interest expense in 1997 was lower than the prior year due to decreased amounts borrowed by Keystone. Interest expense incurred by Eighty-Four is being capitalized due to its being in the development stage.

     The Company's effective tax rates for 1997 and 1996 vary from the normal expected rates due to higher income tax provisions being recorded for Eighty-Four. The higher effective income tax rates are expected to continue through 1997, the final year of mine development at Mine No. 84.


Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 1997 was $31 million, compared to $37 million at December 31, 1996, and the current ratios were 1.8 to 1 and 1.6 to 1, respectively. The decrease in working capital resulted primarily from the expenditure of internal funds, in addition to borrowed amounts, for the development of Mine No. 84.

     At March 31, 1997, the Company had invested $160 million in the Mine No. 84 project in the form of equity and subordinated loans to Eighty-Four and its affiliate, Lucerne Land Company. As previously reported, Eighty-Four and Lucerne Land Company amended and restated their credit agreements in March, 1997, which provide for: 1) a new senior secured term loan totaling $25 million; 2) a revolving credit note totaling $35 million, of which $25 million was borrowed at March 31; and, 3) a working capital line of credit totaling $8 million which was unused at March 31.

     The Company is continuing to pursue the sale of nonstrategic coal reserves and surface properties in order to improve liquidity.

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

                         ROCHESTER & PITTSBURGH COAL COMPANY



                                   THOMAS W. GARGES, JR.
                                   Thomas W. Garges, Jr.
                           President and Chief Executive Officer



                                      GEORGE M. EVANS
                                      George M. Evans
                                Vice President and Treasurer



Date:  May 15, 1997

                          EXHIBIT INDEX

              Exhibit 27 - Financial Data Schedule