Form 10-Q
period 1997-06-30
ROCHESTER & PITTSBURGH COAL CO
filed 1997-08-14
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                               FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997. 3,440,984 shares.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Dollars in thousands)
                                                     June 30        December 31
                                                       1997            1996
                                                   ------------     -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                        $     30,617     $    34,466
  Short-term investments                                     --          25,000
  Receivables                                            25,085          21,945
  Inventories and other current assets                   10,254          11,889
  Deferred income taxes                                   2,362           2,093
                                                   ------------     -----------
    Total Current Assets                                 68,318          95,393

Other Assets
  Investments in marketable securities                   17,836          28,558
  Funding for:
    Workers' compensation benefits                       13,782          14,229
    Mine closing reserves                                12,062          11,651
  Deferred income taxes                                  12,664           8,839
  Miscellaneous                                          18,766          16,103
                                                   ------------     -----------
                                                         75,110          79,380

Property, plant, and equipment                          576,757         541,544
Less allowances for depreciation, depletion,
 and amortization                                       213,910         184,919
                                                   ------------     -----------
                                                        362,847         356,625
                                                   ------------     -----------
                                                   $    506,275     $   531,398
                                                   ============     ===========





















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                 $     13,219     $    15,845
  Accrued liabilities                                    17,117          13,398
  Income taxes payable                                      145           1,367
  Current maturities of long-term debt                    5,095          28,236
                                                   ------------     -----------
    Total Current Liabilities                            35,576          58,846

Other Liabilities and Long-Term Debt
  Other postretirement benefits                          77,397          72,346
  Workers' compensation benefits                         39,482          40,384
  Mine closing reserves                                  24,543          23,929
  Black lung benefits                                     9,787           9,231
  Deferred income taxes                                  13,675          11,079
  Miscellaneous                                           3,181           3,897
  Long-term debt (less current maturities)               98,565         100,501
                                                   ------------     -----------
                                                        266,630         261,367

Shareholders' Equity
  Common stock issued, 3,989,121 shares                  59,837          59,837
  Capital in excess of stated value                     133,125         133,125
  Retained earnings                                      38,912          46,028
                                                   ------------     -----------
                                                        231,874         238,990
  Less treasury stock at cost - 548,137 shares           27,805          27,805
                                                   ------------     -----------
                                                        204,069         211,185
                                                   ------------     -----------
Total Liabilities & Shareholders' Equity           $    506,275     $   531,398
                                                   ============     ===========

     See accompanying notes to consolidated condensed financial statements.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except for outstanding shares and per share amounts)
                                 Three Months Ended              Six Months Ended
                                      June 30                          June 30
                                 -------------------            ------------------

                                1997           1996            1997          1996
                                ----           ----            ----          ----
Production Tonnage                1,064          1,178        2,096          2,406
                            ===========    ===========    =========    ===========

Sales Tonnage                     1,466          1,481        2,840          2,990
                            ===========    ===========    =========    ===========

Sales                       $    49,896    $    52,997      101,784        108,887

Other Income:
  Gain on sale of property        8,194             --       10,253          6,575
  Interest and dividends            630          1,104        1,759          2,210
  Net investment gains               (2)           390         (173)           656
  Miscellaneous                     330            509          721            962
                            -----------    -----------    ---------    -----------
                                 59,048         55,000      114,344        119,290
Costs and Expenses:
  Cost of sales                  43,034         46,678       91,121         96,071
  Depreciation, depletion,
   and amortization               3,242          2,957        6,711          6,211
  Selling, general,
   and administrative             1,560          1,677        3,212          3,546
  Interest                          406            575          874          1,194
  Write-down of property,
   plant, and equipment          17,047             --       17,047             --
  Miscellaneous                     432            376        1,301            710
                            -----------    -----------    ---------    -----------

                                 65,721         52,263      120,266        107,732
                            -----------    -----------    ---------    -----------
Income (Loss) Before
Income Taxes                     (6,673)         2,737       (5,922)        11,558

Provision (Credit) for
Income Taxes                       (738)         1,168           (8)         4,943
                            ------------   -----------    ---------    -----------

Net Income (Loss)           $    (5,935)   $     1,569    $  (5,914)   $     6,615
                            ===========    ===========    =========    ===========

Net Income (Loss) Per Share $     (1.73)   $       .45    $   (1.72)   $      1.92
                            ===========    ===========    =========    ===========






Average shares outstanding
 used in the computation
 of per share amounts         3,440,984      3,440,984     3,440,984     3,440,759

Shares issued and outstanding
 at June 30                   3,440,984      3,440,984     3,440,984     3,440,984

Cash dividends declared
 per share                  $       .15    $       .15    $      .30   $       .30


     See accompanying notes to consolidated condensed financial statements.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                          Six Months Ended
                                                              June 30
                                                      ----------------------
                                                         1997            1996
                                                         ----            ----
OPERATING ACTIVITIES
  Net income (loss)                                   $  (5,914)      $   6,615
  Adjustments for non-cash items                         12,151           2,062
  Changes in certain assets and liabilities
   (using) or providing cash                              2,230          16,642
                                                      ---------       ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                         8,467          25,319
                                                      ---------       ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                      38,400          20,889
  Acquisition of investments                             (2,775)        (14,587)
  Acquisition and development of
   property, plant, and equipment                       (16,473)        (27,862)
  Proceeds from sale of property, plant, and
   equipment                                             11,040           7,312
                                                      ---------       ---------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                              30,192         (14,248)
                                                      ---------       ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                               83,625          61,650
  Payments on borrowings                               (122,322)        (61,723)
  Debt issue costs                                       (2,263)             --
  Cash dividends paid                                    (1,548)         (1,548)
  Treasury stock issued                                     --               50
                                                      ---------       ---------
      NET CASH USED IN
      FINANCING ACTIVITIES                              (42,508)         (1,571)
                                                      ---------       ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                       (3,849)          9,500

  Cash and cash equivalents at beginning of year         34,466          27,437
                                                      ---------       ---------

      CASH AND CASH EQUIVALENTS AT JUNE 30            $  30,617       $  36,937
                                                      =========       =========







SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)         $   1,225       $     988
                                                      =========       =========

  Income taxes paid (tax refunds received)            $   2,448       $  (1,999)
                                                      =========       =========

  Noncash financing and investing activities--
   Capital leases and seller financing of
   equipment to be leased.                            $  13,618       $   2,507
                                                      =========       =========


     See accompanying notes to consolidated condensed financial statements.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 1997


Note A - Basis for Presentation
-------------------------------

      The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

      Results for the Company's subsidiary, Eighty-Four Mining Company, other than its provision for income taxes and a portion of general and administration expenses, are not included in the accompanying
Consolidated Condensed Statements of Income because Eighty-Four is in the development stage.

Note B - Write down of Impaired Assets
--------------------------------------

      In the second quarter of 1997, Helvetia Coal Company's operating losses increased which prompted management to revise projections of Helvetia's future operations. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has evaluated the ongoing value of Helvetia's assets and has determined that its property, plant, and equipment with a carrying value of $17,047,000 should be written down to zero in light of Helvetia's anticipated future operating losses and estimated discounted future cash flows.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL POSITION
                             June 30, 1997

      The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) results of operations during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since
December 31, 1996:

Results of Operations
---------------------

      As discussed in Note B to the Consolidated Condensed Financial Statements, the Company's subsidiary, Helvetia Coal Company (Helvetia), wrote down the $17 million carrying value of its fixed assets to zero in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The write-off of these assets resulted from 1) continued operating losses experienced by Helvetia totaling $1.2 million and $2.7 million for the three and six months ended June 30, 1997, respectively, exclusive of favorable nonrecurring adjustments, and
2) projections which indicated that Helvetia's losses are expected to continue. Helvetia is evaluating various alternatives in an attempt to minimize future losses. Helvetia has a contract for deliveries to the Homer City Station through 2004, however, under certain circumstances, the contract can be terminated prior to that time.

      The Company's subsidiary, Keystone Coal Mining Corporation (Keystone), recorded pretax income of $1.1 million in both the second quarter and first six months of 1997 compared to $1.1 million and $2.7 million in the second quarter and first six months of 1996, respectively. Keystone's 1996 results benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement. During the first six months of 1997, Keystone has shipped in excess of the rate of annual delivery under the coal supply agreement. The resulting limitation on deliveries may reduce Keystone's profitability in the second half of 1997.

      The Company's Eighty-Four Mining Company subsidiary (Eighty- Four) is continuing its development of Mine No. 84 for installation of a second longwall system in the third quarter of this year. Eighty-Four's results, other than its provision for income taxes and certain general and administrative costs, are not included in the accompanying Consolidated Condensed Statements of Income because Eighty-Four is in the development stage. As previously reported, Eighty-Four has experienced difficulty in achieving the continuous miner advance rates necessary for economical operation of the longwall mining system. While such advance rates have improved in 1997, further improvement is required in order for Eighty-Four to be profitable at the conclusion of the development period.

      The Company's continuing program of selling certain nonstrategic properties resulted in gains of $10.3 million in the first six months of 1997 compared to gains of $6.6 million in the first six months of 1996 from the sale of property containing two refuse piles.

      The Company recorded net investment losses of $173,000 in the first six months of 1997 due to the sale of securities in order to provide funding required for the Mine No. 84 project. Interest and dividend income decreased in the second quarter of 1997, compared to the second quarter of 1996 due to the reduction in amounts invested.

      The increase in miscellaneous expense in the first six months of 1997 reflects the write-off of certain debt issuance costs relating to Eighty-Four's previous debt arrangement.

      Interest expense in the first six months of 1997 was lower than the first six months of the prior year due to decreased amounts borrowed by Keystone. Interest expense incurred by Eighty-Four is being capitalized while it is in the development stage.

      The Company's effective tax rates for 1997 and 1996 vary from the normal expected rates due to higher income tax provisions being recorded for Eighty-Four. The higher effective income tax rates are expected to continue through 1997, the final year of mine development at Mine No. 84.


Liquidity and Capital Resources
-------------------------------

      Working capital at June 30, 1997 was $33 million, compared to $37 million at December 31, 1996, and the current ratios were 1.9 to 1 and 1.6 to 1, respectively. The decrease in working capital resulted primarily from the utilization of internal funds for the reduction of Eighty-Four's debt in March, 1997 and for the further development of Mine No. 84.

      At June 30, 1997, the Company had invested $160 million in the Mine No. 84 project in the form of equity and subordinated loans to Eighty-Four and Lucerne Land. As previously reported, Eighty-Four and Lucerne Land amended and restated their credit agreements in March, 1997 to provide for: 1) a new senior secured term loan totaling $25 million;
2) a revolving credit note totaling $35 million, of which $24 million was borrowed at June 30, 1997; and, 3) a working capital line of credit totaling $8 million which was unused at June 30, 1997.

      The Company is continuing to pursue the sale of nonstrategic coal reserves and surface properties in order to improve liquidity.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES


                      PART II:  OTHER INFORMATION


Item 4:    Submission of Matters to a Vote of Security Holders.

      (a) Registrant's Annual Meeting of Shareholders was held on May 13, 1997. Of the 3,440,984 shares eligible to vote, 2,995,458 shares were represented in person or by proxy at the meeting.

      (c) Messrs. L. Blaine Grube, Peter Iselin, William G. Kegel and Gordon B. Whelpley, Jr., were re-elected as Class A Directors of Registrant. A summary of votes for each Class A Director is as follows:

                L. Blaine Grube
                      FOR                             2,987,247
                      WITHHELD                            8,211

                Peter Iselin
                      FOR                             2,990,748
                      WITHHELD                            4,710

                William G. Kegel                      2,987,072
                      FOR                                 8,386
                      WITHHELD

                Gordon B. Whelpley, Jr.
                      FOR                             2,950,641
                      WITHHELD                            4,817


           Ernst & Young LLP, independent public accountants, was selected as Registrant's auditor for 1997. A summary of votes for, against, and abstentions is as follows:

                      FOR                             2,967,056
                      AGAINST                             3,212
                      ABSTAIN                            25,190

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

                           ROCHESTER & PITTSBURGH COAL COMPANY



                                      THOMAS W. GARGES, JR.
                                      Thomas W. Garges, Jr.
                             President and Chief Executive Officer



                                         GEORGE M. EVANS
                                         George M. Evans
                                  Vice President and Treasurer



Date:  August 14, 1997

                             EXHIBIT INDEX

                 Exhibit 27 - Financial Data Schedule