Form 10-Q
period 1997-09-30
ROCHESTER & PITTSBURGH COAL CO
filed 1997-11-14
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997. 3,440,984 shares.

                                 ROCHESTER & PITTSBURGH COAL COMPANY
                                          AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts in thousands, except for outstanding shares and per share amounts)
                                  Three Months Ended            Nine Months Ended
                                     September 30                  September 30
                                  -------------------           ------------------
                                  1997           1996           1997          1996
                                  ----           ----           ----          ----
Production Tonnage                   887             946        2,983           3,352
                             ===========     ===========    =========     ===========

Sales Tonnage                      1,234           1,132        4,074           4,122
                             ===========     ===========    =========     ===========

Sales                        $    42,307     $    43,809      144,091         152,696

Other Income:
  Gain on sale of property         3,562             616       13,815           7,301
  Interest and dividends             737           1,261        2,496           3,471
  Net investment gains                --               7         (173)            663
  Miscellaneous                      488             688        1,209           1,540
                             -----------     -----------    ---------     -----------
                                  47,094          46,381      161,438         165,671
Costs and Expenses:
  Cost of sales                   39,076          40,704      130,197         136,775
  Depreciation, depletion,
   and amortization                1,948           2,580        8,659           8,791
  Selling, general,
   and administrative              1,767           1,189        4,979           4,735
  Interest                           386             475        1,260           1,669
  Write-down of property,
   plant, and equipment               --              --       17,047              --
  Miscellaneous                      403             295        1,704           1,005
                             -----------     -----------    ---------     -----------

                                  43,580          45,243      163,846         152,975
                             -----------     -----------    ---------     -----------
Income (Loss) Before
Income Taxes                       3,514           1,138       (2,408)         12,696

Provision for Income Taxes         1,637             345        1,629           5,288
                             -----------     -----------    ---------     -----------


Net Income (Loss)            $     1,877     $       793    $  (4,037)    $     7,408
                             ===========     ===========    =========     ===========

Net Income (Loss) Per Share  $      0.55     $      0.23    $   (1.17)    $      2.15
                             ===========     ===========    =========     ===========






Average shares outstanding
 used in the computation
 of per share amounts          3,440,984       3,440,984     3,440,984      3,440,834

Shares issued and outstanding
 at September 30               3,440,984       3,440,984     3,440,984      3,440,984

Cash dividends declared
 per share                   $      0.15     $      0.15    $     0.45    $      0.45


     See accompanying notes to consolidated condensed financial statements.

                                 ROCHESTER & PITTSBURGH COAL COMPANY
                                          AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (Dollars in thousands)
                                                    September 30      December 31
                                                        1997             1996
                                                    ------------      -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                         $     35,332      $    34,466
  Short-term investments                                      --           25,000
  Receivables                                             34,356           21,945
  Inventories and other current assets                     8,610           11,889
  Deferred income taxes                                    2,423            2,093
                                                    ------------      -----------
    Total Current Assets                                  80,721           95,393

Other Assets
  Investments in marketable securities                    19,083           28,558
  Funding for:
    Workers' compensation benefits                        13,622           14,229
    Mine closing reserves                                 12,117           11,651
  Deferred income taxes                                   12,859            8,839
  Miscellaneous                                           18,605           16,103
                                                    ------------      -----------
                                                          76,286           79,380

Property, plant, and equipment                           579,354          541,544
Less allowances for depreciation, depletion,
 and amortization                                        220,235          184,919
                                                    ------------      -----------
                                                         359,119          356,625
                                                    ------------      -----------
                                                    $    516,126      $   531,398
                                                    ============      ===========






















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                  $     13,919      $    15,845
  Accrued liabilities                                     20,315           13,398
  Income taxes payable                                     2,036            1,367
  Current maturities of long-term debt                     6,112           28,236
                                                    ------------      -----------
    Total Current Liabilities                             42,382           58,846

Other Liabilities and Long-Term Debt
  Other postretirement benefits                           79,088           72,346
  Workers' compensation benefits                          40,003           40,384
  Mine closing reserves                                   24,662           23,929
  Black lung benefits                                     10,059            9,231
  Deferred income taxes                                   13,824           11,079
  Miscellaneous                                            3,073            3,897
  Long-term debt (less current maturities)                97,354          100,501
                                                    ------------      -----------
                                                         268,063          261,367

Shareholders' Equity
  Common stock issued, 3,989,121 shares                   59,837           59,837
  Capital in excess of stated value                      133,125          133,125
  Retained earnings                                       40,524           46,028
                                                    ------------      -----------
                                                         233,486          238,990
  Less treasury stock at cost - 548,137 shares            27,805           27,805
                                                    ------------      -----------
                                                         205,681          211,185
                                                    ------------      -----------
Total Liabilities & Shareholders' Equity            $    516,126      $   531,398
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

                                 ROCHESTER & PITTSBURGH COAL COMPANY
                                          AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                            Nine Months Ended
                                                               September 30
                                                        -------------------------
                                                           1997             1996
                                                           ----             ----
OPERATING ACTIVITIES
  Net income (loss)                                     $  (4,037)       $   7,408
  Adjustments for non-cash items                           11,987            3,579
  Changes in certain assets and liabilities
   (using) or providing cash                                  871           18,351
                                                        ---------        ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                           8,821           29,338
                                                        ---------        ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                        38,400           24,461
  Acquisition of investments                               (2,775)         (18,209)
  Acquisition and development of
   property, plant, and equipment                         (16,692)         (34,579)
  Proceeds from sale of property, plant, and
   equipment                                               15,605            8,085
                                                        ---------        ---------

      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                34,538          (20,242)
                                                        ---------        ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                103,676           96,100
  Payments on borrowings                                 (141,841)         (96,167)
  Debt issue costs                                         (2,263)              --
  Cash dividends paid                                      (2,065)          (2,064)
  Treasury stock issued                                       --                50
                                                        ---------        ---------
      NET CASH USED IN
       FINANCING ACTIVITIES                               (42,493)          (2,081)
                                                        ---------        ---------

      INCREASE IN CASH AND CASH EQUIVALENTS                   866            7,015

  Cash and cash equivalents at beginning of year           34,466           27,437
                                                        ---------        ---------

      CASH AND CASH EQUIVALENTS AT SEPTEMBER 30         $  35,332        $  34,452
                                                        =========        =========







SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)           $   1,700        $   1,752
                                                        =========        =========

  Income taxes paid (tax refunds received)              $   2,416        $  (1,999)
                                                        =========        =========

  Noncash financing and investing activities--
   Capital leases                                       $  12,894        $   7,114
                                                        =========        =========


     See accompanying notes to consolidated condensed financial statements.

                   ROCHESTER & PITTSBURGH COAL COMPANY
                            AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997


Note A - Basis for Presentation
-------------------------------

     The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Results for the Company's subsidiary, Eighty-Four Mining Company, other than its provision for income taxes and a portion of general and administration expenses, are not included in the accompanying Consolidated Condensed Statements of Income because Eighty-Four is in the development stage.

Note B - Write down of Impaired Assets
--------------------------------------

     In the second quarter of 1997, Helvetia Coal Company's operating losses increased which prompted management to revise projections of Helvetia's future operations. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluated the ongoing value of Helvetia's assets and determined that its property, plant, and equipment with a carrying value of $17,047,000 should be written down to zero in light of Helvetia's anticipated future operating losses and estimated discounted future cash flows.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                            AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL POSITION
                           September 30, 1997

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) results of operations during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since
December 31, 1997:

Results of Operations
---------------------

     As discussed in Note B to the Consolidated Condensed Financial Statements, the Company's subsidiary, Helvetia Coal Company (Helvetia), wrote down the $17 million carrying value of its fixed assets to zero in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The write-off of these assets resulted from
1) continued operating losses experienced by Helvetia and 2) management's estimates that Helvetia's losses are likely to continue. Helvetia is evaluating various alternatives in an attempt to minimize future losses. Helvetia has a contract for deliveries to the Homer City Station through 2004; however, under certain circumstances, the contract can be terminated prior to that time.

     The Company's subsidiary, Keystone Coal Mining Corporation (Keystone), operated at break-even in the third quarter and had $1.1 million in pretax income in the first nine months of 1997, compared to a pretax loss of $400,000 and pretax income of $2.3 million in the third quarter and first nine months of 1996, respectively. Keystone's 1996 results benefitted from the favorable effect of a reduction in coal inventories under the pricing provisions of its coal supply agreement. During the first nine months of 1997, Keystone shipped approximately 82% of the annual delivery requirements under the coal supply agreement. The resulting limitation on fourth quarter deliveries is expected to reduce Keystone's pretax income for the current year.

     At the Company's subsidiary, Eighty-Four Mining Company (Eighty-Four), the second longwall mining unit was installed on September 2, 1997, and has experienced start-up problems, which continued into November, 1997. These problems related to training new longwall personnel while adjusting the new equipment and the mainline belt haulage system to handle the additional tonnage. Despite these problems, the mine produced over 600,000 tons in September, 1997 and 530,000 tons in October, 1997. With the installation of the second longwall unit, major underground construction and development projects necessary to support existing mining unit locations are approaching completion. Consequently, development phase accounting treatment is expected to end in the fourth quarter of 1997. These projects have reduced the efficiency, availability, and advancement rates of the continuous miner units resulting in advancement rates which have continued to fall short of levels necessary for economical operation of the mine.
The cumulative effect of these advance rate shortfalls is expected to result in longwall mining delays and consequent losses. Future profitability will be dependent upon a combination of improvements in the advance rates, introduction of other operating efficiencies, and an increase in market prices which have remained flat for the past several years. Because Eighty-Four is presently in the development stage, $160 million in costs of development, net of sales revenue from coal produced incidental to development, have been capitalized through September 30, 1997 and its results other than its provision for income taxes and certain general and administrative costs, are not included in the accompanying Consolidated Condensed Statements of Income.

     The Company's continuing program of selling certain nonstrategic properties resulted in gains of $13.8 million in the first nine months of 1997 compared to gains of $7.3 million in the first nine months of 1996.

     The Company recorded net investment losses of $171,000 in the first quarter of 1997 due to the sale of securities in order to provide funding required for the Mine No. 84 project. Interest and dividend income decreased in the third quarter of 1997, compared to the third quarter of 1996 due to the reduction in amounts invested.

     The reduction in depreciation, depletion and amortization in the quarter and nine months ended September 30, 1997 resulted from the write-off of Helvetia's assets in the second quarter as discussed above. Selling, general, and administrative expenses were higher in the third quarter of 1997 compared to the third quarter of 1996, due, in part, to a favorable adjustment in the third quarter of 1996 for state tax accruals.

     Interest expense in the first nine months of 1997 was lower than the first nine months of the prior year due to decreased amounts borrowed by Keystone. Interest expense incurred by Eighty-Four is being capitalized while it is in the development stage.

     The increase in miscellaneous expense in the first nine months of 1997 reflects the write-off of a portion of debt issuance costs relating to Eighty-Four's previous debt arrangement.

     The Company's effective tax rates for 1997 and 1996 vary from the normal expected rates due to higher income tax provisions being recorded for Eighty-Four. The higher effective income tax rates are expected to continue through 1997, the final year of mine development at Mine No. 84.


Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1997 was $38 million, compared to $37 million at December 31, 1996, and the Company's current ratios were
1.9 to 1 and 1.6 to 1, respectively. The increase in working capital resulted primarily from the proceeds of sale of nonstrategic coal reserves and surface properties, offset by the utilization of internal funds for the reduction of Eighty-Four's debt in March, 1997 and for the further development of Mine No. 84.

     At September 30, 1997, the Company had invested $160 million in the Mine No. 84 project in the form of equity and subordinated loans to Eighty-Four and Lucerne Land. As previously reported, Eighty-Four and Lucerne Land amended and restated their credit agreements in March, 1997 to provide for: 1) a new senior secured term loan totaling $25 million;

2) a revolving credit note totaling $35 million, of which $28.2 million was borrowed at September 30, 1997; and, 3) a working capital line of credit totaling $8 million which was unused at September 30, 1997. The Company's dividend to shareholders paid in September, 1997 and future dividends reduce dollar for dollar the amounts available to borrow under the credit agreements. The second longwall was financed with a capital lease having monthly installments payable through 2005.

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

                            ROCHESTER & PITTSBURGH COAL COMPANY



                                       THOMAS W. GARGES, JR.
                                       Thomas W. Garges, Jr.
                              President and Chief Executive Officer



                                          GEORGE M. EVANS
                                          George M. Evans
                                   Vice President and Treasurer



Date:  November 14, 1997

                              EXHIBIT INDEX

                  Exhibit 27 - Financial Data Schedule