Form 10-K405
period 1997-12-31
ROCHESTER & PITTSBURGH COAL CO
filed 1998-03-30
CIK 84548

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 0-7181

                       ROCHESTER & PITTSBURGH COAL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        25-0761480
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

655 Church Street, Indiana, Pennsylvania                       15701
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  724-349-5800
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                  Title of each class                 on which registered
                  -------------------                ---------------------
                         None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|. No |X|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 9, 1998, the aggregate market value of the voting stock of Registrant held by its non-affiliates was $75,294,214.

Indicate the number of shares of each of Registrant's classes of common stock outstanding as of March 9, 1998: 3,440,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

ITEM 1. BUSINESS.

            (a) GENERAL DEVELOPMENT OF BUSINESS.

            Registrant and its predecessors have been engaged in the mining of coal in central and western Pennsylvania since 1881. From the mid-1960's until 1997, Registrant and its subsidiaries were principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants located adjacent to or near Registrant's mines. During 1997, sales to two of the utility customers of Registrant's subsidiaries were close to minimum contract requirements and represented approximately 43% of Registrant's sales of deep-mined coal. Deep-mined coal included coal produced by Eighty-Four Mining Company during its development stage. In 1992, through a subsidiary, Registrant acquired coal properties and an underground coal mine in southwestern Pennsylvania. Development and rehabilitation work continued at this mine through October 1997 when the mine completed its development stage. As a result, Registrant is engaged, as a material portion of its operations, in the eastern and midwestern utility coal markets in addition to the sales of coal pursuant to long-term coal supply contracts.

            As publicly reported in December 1997, Registrant engaged J.P. Morgan Securities, Inc. as Registrant's exclusive financial advisor to assist Registrant in identifying the strategic alternatives available to Registrant for maximizing shareholder value. J.P. Morgan Securities, Inc. advised Registrant that one of the strategic alternatives available to Registrant for maximizing shareholder value is to give consideration to a possible business combination transaction. As a result, J.P. Morgan Securities, Inc. has solicited indications of interest in purchasing Registrant and Registrant has made information available to several potentially interested parties pursuant to confidentiality agreements. Although Registrant anticipates that it may receive definitive acquisition proposals, Registrant to date has received no definitive acquisition proposal, and there can be no assurance that any definitive acquisition proposal will be made to Registrant or, if made, that any such proposal would be acceptable to Registrant.

            (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

            Registrant is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

            (c) NARRATIVE DESCRIPTION OF BUSINESS.

            Registrant, through its subsidiaries, is currently principally engaged in deep and, to a minor extent, surface mining of bituminous coal in Pennsylvania serving the eastern and midwestern coal markets. Sales by two of Registrant's subsidiaries under their respective long-term coal supply contracts, described herein, to the mine-mouth electric generating plants adjacent to the subsidiaries' mines accounted for approximately 43% of Registrant's deep-mined production in 1997. Deep-mined production included coal produced by Eighty-Four Mining Company during its development stage.

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

            From February 1993 through October 1997 Eighty-Four was engaged in the renovation, rehabilitation, and replacement of key operating systems at Mine No. 84. This work included installation of a new five-mile long, 6,700 ton per hour underground belt conveyor system, a new portal and ventilating shaft and other underground rehabilitation work, construction of new above-ground coal storage and unit-train load out facilities, upgraded coal handling and preparation facilities and development work to accommodate the installation of two planned longwall mining units and is substantially completed. The first longwall commenced operations in the third quarter of 1995 and the second unit became operational in the fourth quarter of 1997. Eighty-Four facilities will permit production of approximately 6.3 to 6.5 million tons of coal in 1998 and approximately 7.0 million tons of coal per year thereafter. In connection with the development of the longwall panels and the mining in longwall panels, Eighty-Four produced 4,783,950 tons of coal in 1997, substantially all of which were sold in the commercial market to eighteen customers which included utilities, industrial coal users and, to a lesser degree, foreign customers.

            Since longwall operations commenced in 1995, Eighty-Four has experienced problems in achieving continuous miner advance rates required for economical longwall mining. A plan to enhance advance rates in the continuous miner sections, developed with an independent consultant, was implemented during 1997 and advance rates improved in 1997 and have continued to improve in 1998. However, the cumulative effect of past delays has increased the time required for scheduled longwall moves in 1998. Future longwall delays cannot be avoided without maintaining the improved advance rates in the continuous miner sections. See Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

            A citizens group has appealed various provisions of Eighty-Four's Mining Activity Permits (the "Permits"). The appeals are pending before the Pennsylvania Environmental Hearing Board. See also Item 3 hereof.

            The properties acquired from Bethlehem are estimated to contain approximately 175 million saleable(1) tons of high quality Pittsburgh Seam steam and metallurgical coal, of which

----------
      (1) Saleable means total coal mine output less tonnage rejected during processing for market.

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

            Eighty-Four expects to sell between 6.3 and 6.5 million tons of coal from Mine No. 84 in 1998 to utility and industrial customers, in either spot market sales or under longer term contracts none of which, at present, extends beyond 2002. Eighty-Four has been successful selling Mine No. 84 coal to utilities that use the coal as blender with Western low sulphur coals. Based upon the location of Mine No. 84, the quality of the coal produced from Mine No. 84, and the announced compliance strategies of its customers, Eighty-Four believes its coal will continue to have a strong market because, after cleaning, the coal will remain a cost-effective product for electric generating stations utilizing scrubbers, emission allowances, or blending. Additionally, a significant portion of the coal from Mine No. 84 has historically been sold on the domestic and international metallurgical market. Marketing activities undertaken by Eighty-Four are directed to a diverse geographic and customer base, in order to reduce reliance upon a single customer, group of customers, or type of market while enabling price escalation risks to be partially hedged due to varying contract durations.

            Registrant's wholly-owned subsidiary, Keystone Coal Mining Corporation ("KCMC") is a party to a coal supply agreement effective as of January 1, 1991 (the "Keystone Agreement") with the seven public utilities (the "Keystone Owners") that own the Keystone Steam Electric Station (the "Keystone Station") near Shelocta, Pennsylvania. The Keystone Agreement, which was amended in 1995, has a term ending on December 31, 2004, and provides that KCMC will sell and deliver 3,250,000 tons annually subject to increase or decrease by up to 250,000 tons through 1999. In 1997, KCMC delivered 3,000,013 tons to the Keystone Station pursuant to the Keystone Agreement. Should the parties not agree prior to 2000 to an extension of the Keystone Agreement beyond 2004, as to which no assurance can be given, production and deliveries will decrease between 2000 and 2004 with an aggregate of 6,500,000 tons to be delivered during that five-year period. Coal sold pursuant to the Keystone Agreement is delivered by a series of conveyor belts directly from KCMC's mines (the "Keystone Mines") or by truck to the Keystone Station.

            In connection with its Keystone Mines, KCMC also owns and operates a coal handling and preparation facility (the "Keystone Cleaning Plant") which processes coal to enhance its thermal value prior to delivery to the Keystone Station.

            The price paid by the Keystone Owners to KCMC pursuant to the Keystone Agreement consists of an amount, subject to a price cap, equal to all costs of production incurred by KCMC in mining, processing, and delivering the coal, including mine development costs and capital expenditures, mine closing costs, general and administrative costs, interest costs, plus a profit that varies according to KCMC's ability to meet or exceed certain cost standards, plus a royalty of $.25 per ton, with an annual minimum royalty payment of $375,000. The profit calculation is subject to adjustment for cumulative changes in the Gross National Product Implicit Price Deflator ("GNP Deflator") based upon the Btu content of the coal delivered and KCMC's cost of production compared to standard costs established in the Keystone Agreement. The standard costs are adjusted according to various cost and market price indices.

            KCMC dedicated approximately 90 million tons of coal at January 1, 1991 pursuant to the Keystone Agreement which coal cannot be mined for sale to others without the Keystone Owners' consent. Substantially all of the dedicated coal properties are leased or subleased by KCMC from Registrant. Under certain limited conditions described in the Keystone Agreement, the Keystone Owners have the option to purchase all of the capital stock of KCMC at the net book value thereof at the time of exercising the option ($16,680,961 at December 31, 1997) or KCMC's net assets at book value, and to lease KCMC's coal properties from Registrant. In such event, Registrant would receive a royalty equal to approximately $1.03 per ton, a substantial portion of which would be adjusted for changes in the GNP Deflator from December 1990. See Note C of the Notes to the Consolidated Financial Statements included herein. The Keystone Owners also have the right to terminate the Keystone Agreement effective at the end of 1999 or any calendar year thereafter, upon five years prior notice, if the Keystone Owners determine, in their sole discretion, that it is unlawful or commercially impracticable, in light of the then applicable governmental regulations, to operate the Keystone Station with the quality of the coal KCMC is able to produce. The Keystone Owners also have the right to terminate the Keystone Agreement if certain coal size and quality requirements are not met by KCMC.

            In 1997, KCMC delivered 1,938,546 tons of coal from its Keystone Mines and 1,061,466 tons of purchased coal to the Keystone Station, compared with deliveries to the Keystone Station in 1996 of 2,404,753 tons of coal from its Keystone Mines and 777,827 tons of purchased coal.

            Registrant's wholly-owned subsidiary, Helvetia Coal Company ("Helvetia"), is a party to a coal sales agreement effective January 1, 1995 (the "Homer City Agreement") with the two public utilities (the "Homer City Owners") that own the Homer City Steam Electric Station (the "Homer City Station") near Homer City, Pennsylvania.

            The Homer City Agreement provides that Helvetia will sell and deliver to the Homer City Owners approximately 14 million tons of coal through 2003 at an initial rate of 1.8 million tons of coal per year. Helvetia's coal reserves are leased from Registrant. Coal sold pursuant to the Homer City Agreement is delivered to the Homer City Station by conveyor belts and trucks. To enhance the quality of delivered coal and thereby gain the benefit of premiums under the pricing structure of the Homer City Agreement, Helvetia built a new coal cleaning plant (the "Helvetia Cleaning Plant") which began operation in February 1995.

            The price paid by the Homer City Owners to Helvetia pursuant to the Homer City Agreement is a base price with escalation and adjustments based on the quality of the coal delivered. The Homer City Agreement also provides for early termination by either party under hardship provisions as defined in the Homer City Agreement and further allows the Homer City Owners to terminate the Homer City Agreement for their convenience, in which event they are required to make certain payments to Helvetia. See Note C of the Notes to Consolidated Financial Statements included herein.

            In 1997, Helvetia delivered 1,695,738 tons of coal from its deep mines and 106,221 tons of purchased coal to the Homer City Station compared with deliveries to the Homer City Station in 1996 of 1,822,792 tons of deep-mined coal and 115,677 tons of purchased coal.

            In 1997, five deep mines of Registrant's subsidiaries supplied coal to the Homer City and Keystone Stations (the "Stations"). The mines are described in Item 2, to which reference is hereby made.

            Registrant maintains comprehensive general liability and umbrella liability, pollution liability, and boiler and machinery insurance for all of its operations. Registrant also maintains business interruption and property damage insurance for all of its subsidiaries' operations and properties except for KCMC. KCMC, pursuant to agreement with the Keystone Owners, is not fully insured for business interruption and property damage because it is able to recover such losses in whole or in part under the Keystone Agreement. Registrant has self-insurance programs for workers' compensation and has insurance coverage for catastrophic losses. Registrant also has automobile liability, fiduciary liability, and fidelity insurance.

            The bituminous coal industry in general is intensely competitive. Although approximately 43% of Registrant's deep-mined coal production in 1997 was sold pursuant to the Keystone and Homer City Agreements (the "Agreements"), because of the nature of the power supply system in the Mid-Atlantic Region of the United States, Registrant remains subject to material competition from other coal suppliers primarily as to price, coal quality, and environmental considerations, and suppliers of other types of fuel, principally oil, natural gas, hydroelectric power, and nuclear fuel. That system is operated as a pool of electric power so that to the extent other sources of power within the system, or available to it, are cheaper than the power produced at the Stations, the Keystone and Homer City Owners could reduce the amount of power produced by those Stations and, consequently, the amount of coal purchased from Registrant under the Agreements could be reduced. In addition, the deregulation of the electric generating industry, the dimensions of which are not yet fully apparent, could have a material effect on Registrant's business if the utilities to which its subsidiaries supply coal are unable to compete effectively in a deregulated environment.

            During 1997, a substantial portion of Registrant's surface-mined coal was sold to Helvetia. To the extent that Registrant is engaged in the wholesale and retail sale of coal, it constitutes a minor competitive factor in such industry and is in competition with other sellers of coal and other fuels, principally oil and natural gas.

            Registrant's business is materially dependent on the Agreements, described herein. See also Note C of the Notes to the Consolidated Financial Statements included herein. Gross sales pursuant to the Keystone Agreement and the Homer City Agreement accounted for approximately 52% and 24%, respectively, of Registrant's sales in the year ended December 31, 1997, excluding development stage coal sales at Eighty-Four. If the Owners of the Stations were to use other stations not served by Registrant to meet a greater percentage of their power generation demand, or if power were procured from other sources, their requirements for the Stations could decrease, and if such decrease were significant, the change could materially adversely affect the business of Registrant.

            United Eastern Coal Sales Corporation ("United Eastern"), a wholly-owned subsidiary of Registrant, is a coal broker and sales agent which buys and sells, either as principal or agent, coal produced in the United States. Registrant's wholly-owned subsidiary, Rochester & Pittsburgh Coal Co. (Canada) Limited ("R&P Canada"), is engaged in the sale of coal to customers in Canada. United Eastern and R&P Canada serve customers principally in the Mid-Atlantic states and the Province of Ontario, respectively.

            Leatherwood, Inc. ("Leatherwood"), a wholly-owned subsidiary of Registrant, is engaged in developing solid waste management facilities. In 1995, the Pennsylvania Department of Environmental Protection (the "DEP") issued a permit to operate a 1,500 ton-per-day municipal solid waste landfill in Jefferson County, Pennsylvania. In October 1996, Congress passed the Federal Aviation Reauthorization Act of 1996 (the "Reauthorization Act"). Leatherwood does not comply with a provision of the Reauthorization Act which addresses the siting of landfills in relation to the location of a municipal airport. The DEP subsequently suspended Leatherwood's permit until such time as Leatherwood is in compliance with the Reauthorization Act. Leatherwood is not actively engaged in efforts to challenge the suspension of its permit or to develop its business.

            Information concerning backlog is not considered material to an understanding of Registrant's business.

            At December 31, 1997, Registrant had an estimated recoverable(2) reserve base(3) in leased or owned properties in Armstrong, Indiana, Westmoreland, Washington, and other nearby Pennsylvania counties, of approximately 701 million tons of coal. During 1997, Registrant produced approximately 4,985,000 tons of coal excluding coal produced from Mine No. 84 during the development stage. Of the 701 million tons of estimated recoverable reserve base, approximately 66 million tons of coal (9%), are dedicated under the Agreements. With the exception of approximately 80 million of the 175 million saleable tons of coal acquired from Bethlehem, recovery of the remaining unassigned recoverable reserve base would require new mines which would entail substantial capital expenditures the amount of which cannot be estimated at this time. Registrant has made no decision regarding any new mines and, depending upon Registrant's continuing evaluation of economic conditions affecting the sale of coal in Registrant's present area of operations and the effect of increasingly stringent environmental requirements, Registrant might not open new mines to access its existing, undedicated coal. The estimated recoverable reserve base stated herein was determined by Registrant's staff based upon the prior experience of Registrant in mining in the area of its present recoverable reserve base and upon data from tests conducted by Registrant, and Registrant's mining experience in the seams and area of Registrant's present recoverable reserve base, and represents coal which is recoverable on the basis of current mining practices and techniques. Consequently, Registrant's estimates are subject to continuing review and refinement.

            Registrant also owns coal lands in West Virginia, some of which are under lease to another coal company. The leased reserves are near exhaustion. Registrant also subleases coal lands in West Virginia to another coal company.

            Patents and licenses are not material to the operation of Registrant's business.

            Registrant has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of Registrant's total assets, other than the possible development of Leatherwood. While a substantial capital investment may ultimately be made in development of Leatherwood's

----------
      (2) Those portions of the reserve base that are owned or leased by Registrant that are potentially extractable using an appropriate recovery factor(s) to account for coal lost-in-mining and dilution introduced during the mining process.

      (3) Reserve base means those parts of an identified resource, proven and probable, that are currently economic, and some of those that are currently sub-economic that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics.

projects, the amount of such investment has not yet been determined. Through December 31, 1997, Registrant has made an investment in the Mine No. 84 project of $160 million in the form of equity and loans (including the $53.6 million adjusted purchase price). In addition, Eighty-Four has entered into $36 million of capital leases. Over the life of Mine No. 84, additional funding, including capital and operating leases to provide remaining funding requirements of the project will be necessary. See also Notes B and D of the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

            Registrant's business is subject to numerous state and federal statutes which establish strict standards with respect to mining health and safety and environmental consequences. In addition to prescribing civil and criminal penalties for violations, both state and federal laws authorize the closure under certain circumstances of noncomplying operations. Pennsylvania statutes applicable to Registrant's mining operations are both more and less stringent than the federal statutes. Numerous federal and state laws and regulations pertaining to the discharge of materials into the environment impose requirements for capital expenditures in the normal course of mine development and for subsequent events which cause adverse environmental effects, irrespective of fault or willfulness by the mining company involved. These statutes have in the past and will in the future require substantial capital investments and may adversely affect productivity of Registrant's subsidiaries. Because of the inclusion of environmental-related elements in the normal expenditures for mine development and operation, environmental-related costs cannot be precisely isolated but Registrant does not believe such costs have materially adversely affected Registrant's financial condition. See also Item 3 hereof.

            Both federal and state law and regulations impose sulphur emission standards on uses of coal, which will increase in stringency during the next several years. However, to the extent Registrant's coal is sold pursuant to the Agreements, which contain no provisions warranting that the sulphur content of the coal will meet emission standards when burned, such regulations will not adversely affect Registrant. Should the cost of compliance as an element of production costs become burdensome to the customers of Registrant's subsidiaries, the competitive position and earnings of Registrant could be adversely affected. The impact of recent legislation on Registrant's business, especially the Clean Air Act Amendments of 1990, on Registrant's business remains uncertain at this time. Registrant believes that improvements in clean coal technologies or in techniques to neutralize or treat emissions from generating stations are such that, with the benefit of such technologies, its coal will meet standards under currently enacted legislation. However, these amendments could have an adverse effect on the sales of coal to the Stations. Also, as described above, at the end of 1999 and any year thereafter, the Keystone Owners have the right to terminate the Keystone Agreement if it is unlawful or commercially impracticable, in light of then applicable government regulations, to operate the Keystone Station with the quality of the coal KCMC is able to produce. Moreover, in the event of the enactment of legislation or regulations imposing more stringent environmental standards on the Stations, Registrant could be adversely affected if the Owners of the Stations purchased more coal from others or generated less electricity from these Stations. Environmental legislation and regulation may have an adverse effect on Registrant's ability to market its coal reserves not dedicated under existing contracts and may require modifications to the marketing plans of Eighty-Four.

            As indicated in the Consolidated Financial Statements included herein, Registrant has made substantial capital investments in the past three years in addition to the development of Mine No. 84. Inasmuch as a substantial portion of these investments has been for several purposes, e.g., to extend mine and equipment life, to increase productivity, and to comply with safety and/or environmental legislation, Registrant cannot indicate with precision capital investments required solely to comply with environmental and safety legislation. However, Registrant estimates such expenditures totaled approximately $3.3 million in the five years ended December 31, 1997, and it is estimated that annual capital expenditures of approximately $1.2 million per year for the next several years will be attributable to environmental and safety laws. Such legislation also has a negative effect on productivity. No assurance can be given that additional, more stringent mining and environmental legislation will not be enacted or that such legislation, if enacted, would not have a material adverse effect upon Registrant's operations.

            Registrant currently employs approximately 1,800 persons, of whom 1,650 are engaged directly in the production and processing of coal for sale and 150 are engaged in executive, administrative, engineering, exploration, sales, and clerical functions. Registrant's subsidiaries have approximately 1,365 employees who are covered by the National Bituminous Coal Wage Agreement of 1998 (the "1998 Agreement") with the United Mine Workers of America (the "UMWA"). The 1998 Agreement has a term from January 1, 1998, until December 31, 2002, and may be terminated on or after December 31, 2002 by either party giving at least sixty days written notice to the other party.

            Registrant's business is not seasonal in any material respect.

            Registrant is engaged principally in a single line of business, the mining and sale of coal. Excluding the sales of Eighty-Four during its development stage, the following table sets forth the amount of Registrant's sales contributed by each class of Registrant's products which accounted for more than 10% of Registrant's total sales during each of Registrant's three fiscal years ended December 31, 1997, 1996, and 1995.

                   Sales of
                   Coal Under        Other
Year Ended         Long-Term        Sales of
December 31        Contracts          Coal     Other   Total Sales
-----------        ----------       --------   -----   -----------
                   (Amounts expressed in thousands)
   1997             $172,865        $27,390   $10,090    $210,345
   1996              185,841          7,450     8,974     202,265
   1995              198,394         10,730     7,562     216,686

            (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

            In the years ended December 31, 1997, 1996, and 1995, R&P Canada had sales of $13,528,685, $7,235,578 and $10,268,032, respectively, primarily to customers located in Canada. Registrant does not consider its sales of coal in Canada to be subject to any particular risks merely because its customers are located in Canada. However, foreign business in general can be subject to special risks, including exchange controls, changes in currency valuations, restrictions on the repatriation of funds, restrictions on the ownership of foreign corporations or the composition of their boards of directors, export restrictions, the imposition or increase of taxes and tariffs, and international financial instability. No assurance can be given that any of these factors might not have an adverse effect on Registrant's future foreign operations.

ITEM 2. PROPERTIES.

            Registrant's executive and administrative offices are located in a 76,309 square foot building in Indiana,Pennsylvania, which it owns. Registrant also owns approximately 24,000 acres of surface land in Pennsylvania. Registrant's subsidiaries lease various properties in the United States and Canada under leases having a current annual aggregate rental of approximately $294,000. These leases expire at various times over the next five years and the amount of aggregate rental payable during that period will depend on the extent of renewals.

            As indicated in Item 1 hereof, as of December 31, 1997, based upon the prior experience of Registrant in mining in the area of Registrant's operations and data from tests conducted by it and, in the case of the coal properties acquired by Eighty-Four and Lucerne Land, a review of data provided by others and mining practices in the area and seam acquired, Registrant had an estimated recoverable reserve base in leased or owned properties in Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties of approximately 701 million tons of coal. Substantially all of the coal leased by Registrant is leased until exhaustion. Registrant has not conducted sufficient tests to determine the degree to which reserves, if any, exist on its owned or leased properties located outside of Indiana, Armstrong, Westmoreland, Washington and other nearby Pennsylvania counties.

            Registrant operated six underground mines in 1997. Information on the production of those mines and on the estimated recoverable reserve base of these mines and the estimated recoverable reserve base of Registrant is provided in the following table:

                           ---------------------------------   ---------------------------------------
                               Recoverable Reserve Base                   Production in Tons
                                   (Tons x 1000)(1)
                           ---------------------------------   ---------------------------------------
                            Proven     Probable      Total       1997           1996           1995
                           ---------   ---------   ---------   ---------      ---------      ---------
Underground

KCMC
  Assigned - Dedicated
    Emilie(3)                  2,007         862       2,869     996,162(4)   1,004,314(4)     843,104(4)
    Emilie #4(3)                   0           0           0           0(4)           0(4)     249,617(4)
    Jane(3)                        0           0           0           0(4)           0(4)     358,813(4)
    Margaret #11 - 2(3)            0           0           0           0(4)           0(4)     361,343(4)
    Plumcreek #1(3)            2,543       1,816       4,359     464,654(4)     440,942(4)     296,244(4)
    Urling #1(3)                   0       2,516       2,516     599,005(4)     865,027(4)     726,567(4)
Unassigned - Dedicated        35,508      12,417      47,925           0              0              0

Helvetia
  Assigned - Dedicated
    Lucerne #6 - E(2)          3,423       2,257       5,680     956,864(4)     999,245(4)     988,945(4)
    Marshall Run(2)            1,630         657       2,287     723,321(4)     819,850(4)     451,768(4)
  Unassigned - Dedicated           0           0           0           0              0              0
Lucerne Land
  Assigned
    Mine No. 84(5)            78,026           0      78,026   4,783,950(4)   3,026,551(4)   1,344,189(4)
  Unassigned                       0      92,166      92,166           0              0              0

Registrant
   Unassigned                192,086     270,331     462,416           0              0              0

   Total - Underground       315,223     383,022     698,245   8,523,956      7,155,929      5,620,590
                           ---------   ---------   ---------   ---------      ---------      ---------

Surface

   Assigned                      165          44         209          11        160,981        210,827
   Unassigned                    847       1,269       2,116           0              0              0
   Total - Surface             1,012       1,313       2,325          11        160,981        210,827
                           ---------   ---------   ---------   ---------      ---------      ---------

TOTAL                        316,235     384,334     700,569   8,637,951(4)   7,316,910(4)   5,831,417(4)
                           =========   =========   =========   =========      =========      =========

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

(1) These figures represent calculations based upon continuing evaluation and refinement of estimates reflecting evaluation of new and existing geologic data, improved computational methods, and the effects of legal and environmental considerations. "Proven" tonnage is estimated by projection of thickness and quality data for a radius of 2,000 feet from a point of measurement. "Probable" tonnage is estimated by projection of thickness and quality data for a radius greater than 2,000 feet and less than 5,000 feet from a point of measurement and when consideration is made for other factors, such as mining conditions, coal quality and mine operating experience.

(2)   Operated by Helvetia.

(3)   Operated by KCMC.

(4) Tonnage figures represent clean coal after washing and preparation at the Keystone Cleaning Plant, the Helvetia Cleaning Plant or at Mine No. 84's preparation facilities. See also Item 1 hereof.

(5)   Operated by Eighty-Four.

            Surface mining is also conducted by Registrant and by independent contractors utilized by Registrant, who are obligated by law and by contract with Registrant to restore the surface in accordance with Pennsylvania and federal laws. Production from surface mining for the last three years has been as follows: 1995--210,827 tons, 1996--160,982, and 1997--113,995 tons. All surface-mined coal produced in 1997 was sold on the commercial market. Registrant anticipates limited surface mining activity in the near future. Therefore, no assurance can be given that Registrant will be able to maintain adequate resources for surface-mined coal in the future.

            All of the properties of Registrant and KCMC dedicated under the Keystone Agreement are subject to a mortgage given as security for indebtedness of KCMC. All of the properties of Eighty-Four and Lucerne Land are subject to a mortgage given as security for their indebtedness. See Note D of Notes to Consolidated Financial Statements included herein.

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

            As noted in Item 1 hereof, a citizens group, People United To Save Homes (the "Appellant") filed an appeal of the issuance by DEP of Eighty-Four's Permit. The appeal is pending before the Pennsylvania Environmental Hearing Board (the "EHB") at EHB Docket No. 95-233-R. Briefing has been completed and the matter is pending before the entire EHB. During 1997, DEP issued a new Mining Activity Permit (the "1997 Permit") to Eighty-Four, the previous one (the subject of the appeal at EHB Docket No. 95- 233-R) having expired by its terms. The Appellant has also filed an appeal to the issuance of the 1997 Permit. The appeal, which addresses issues substantially identical to those raised in Docket No. 95-233-R, is pending before the EHB at Docket No. 97- 262-R. Motions for consolidation of the two appeals, incorporation of portions of the record from Docket No. 95-233-R into the appeal at Docket No. 97-262-R, and Appellant's Motion for Summary Judgment are pending. While Registrant believes that the appeals of the Permit are not meritorious and will be denied by the EHB, the outcome of such appeals cannot be determined at this time. In the event that the Appellant were to prevail with respect to material provisions of the Permit and/or the 1997 Permit, Eighty-Four might then be required to amend its mining plan or to incur additional operating expenses which could have an adverse financial effect on Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Registrant did not submit any matters to a vote of stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF REGISTRANT.

            Information on executive and other officers of Registrant as of February 28, 1998, is as follows:

                            Position                    Family
Name                   Age  With Registrant          Relationship
----                   ---  ---------------          ------------
Thomas W. Garges, Jr.  58   President and Chief
                               Executive Officer         None

W. Joseph Engler, Jr.  57   Vice President and
                               General Counsel           None

George M. Evans        50   Vice President and
                               Treasurer                 None

Peter Iselin           77   Vice President--Finance
                               and Secretary             (1)

Thomas M. Majcher      45   Vice President--Corporate
                               Development               None

A. W. Petzold          61   Vice President--Operations   None

Jeffrey A. Mack        40   Controller                   None

----------
(1) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II, and the uncle of Mr. Gordon B. Whelpley, Jr., Directors of Registrant.

            Officers of Registrant are elected annually by the Board of Directors at its organization meeting following the Annual Meeting of Shareholders.

Significant Employees of Registrant's Subsidiaries.

      Information on certain significant employees of KCMC, Helvetia, and Eighty-Four as of February 28, 1998, is as follows:

                          Position With Registrant's      Family
Name                 Age  Subsidiaries                 Relationship
----                 ---  --------------------------   ------------
Robert D. Anderson   53   President -- Keystone           None
                              Coal Mining Corporation
                           President -- Helvetia Coal
                              Company

Robert A. MacGregor  55   President -- Eighty-Four        None
                              Mining Company

      Each of the officers of Registrant or significant employees of Registrant's subsidiaries named above has held a position with Registrant or a subsidiary for the past five years.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

      The following tables show the quarterly cash dividends and the range of bid and ask prices of the Company's stock which is traded in the over-the-counter market. The quotations, taken from daily newspapers, represent prices between dealers and do not include retail mark-up, mark-down, or commission and do not necessarily represent actual transactions. On December 31, 1997, the Company had approximately 570 shareholders of record.

                                             1997
                          -----------------------------------------------------
                                         Market Price                Cash
                          ------------------------------------     Dividends
Quarter                   High Bid  Low Bid  High Ask  Low Ask   Declared(1)(2)
-------                   --------  -------  --------  -------   --------------
First                     $  28.50  $ 25.25  $  30.50  $ 26.25   $     .15
Second                       43.00    28.25     48.50    30.00         .15
Third                        43.50    35.00     46.00    38.00         .15
Fourth                       43.00    35.00     46.50    37.50         .15
                                                                 ---------
                                                                 $     .60
                                                                 =========

                                             1996
                          -----------------------------------------------------
                                         Market Price                Cash
                          ------------------------------------     Dividends
Quarter                   High Bid  Low Bid  High Ask  Low Ask    Declared(1)
-------                   --------  -------  --------  -------   --------------
First                     $  33.00  $ 28.00  $  34.50  $ 29.50   $     .15
Second                       33.00    31.50     34.50    32.50         .15
Third                        31.50    30.50     32.75    31.50         .15
Fourth                       32.25    25.00     33.25    27.00         .15
                                                                 ---------
                                                                 $     .60
                                                                 =========

(1) All dividends were declared and paid in the same period shown with the exception of the dividends declared in the fourth quarters of 1997 and 1996 which were paid on January 2, 1998 and January 2, 1997, respectively, and the dividend declared on March 31, 1997 which was paid on May 1, 1997.

(2) The long-term debt agreements to finance the development of Mine No. 84 limit additional indebtedness, acquisitions, and investments and require that the Company comply with certain other covenants and maintain certain financial ratios. In addition, the Company's ability to declare dividends is dependent on consolidated earnings meeting criteria in the long-term debt agreements. Future dividends will be dependent on the Company's performance and its ability either to satisfy the applicable criteria in the long-term debt agreements or to obtain a waiver of the dividend restriction. No assurance can be given that such waiver will be granted. In accordance with the subsidiaries' debt agreements, net assets totaling $105,225,000 are restricted from being transferred to the Company.

ITEM 6. SELECTED FINANCIAL DATA

           (Amounts expressed in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------
                                            1997         1996        1995         1994        1993
                                       ---------    ---------   ---------    ---------   ---------
Results of Operations
 Tons of coal produced                     4,985        4,290       4,492        4,976       3,218
 Sales                                 $ 210,345    $ 202,265   $ 216,686    $ 191,991   $ 153,628
 Depreciation, depletion,
    and amortization                      17,765       11,795      13,285       12,215      10,406
 Provision (credit) for income taxes       1,493        3,969        (337)       1,838       1,502
 Net income (loss)(1)(2)                  (3,724)      11,261      (3,535)       2,466       7,083

--------------------------------------------------------------------------------------------------
Financial Position
 Working capital                       $  30,838    $  36,547   $  41,969    $  50,145   $  31,025
 Property, plant,
  and equipment - net                    355,446      356,625     322,363      230,169     183,009
 Net capital expenditures                 32,452       46,878      88,090       58,848      48,213
 Total assets                            518,134      531,398     491,407      410,994     356,884
 Long-term debt                           84,535      100,501     120,784       75,693      29,455
 Shareholders' equity                    205,515      211,185     203,114      207,450     210,794

--------------------------------------------------------------------------------------------------
Per Share Data
 Average shares outstanding                3,441        3,441       3,439        3,439       3,441
 Net income (loss)(1)(2)               $   (1.08)   $    3.27   $   (1.03)   $     .72   $    2.06
 Cash dividends declared                     .60          .60         .75         1.50        1.50
 Book value at year-end                    59.73        61.37       59.06        60.33       61.31

----------
(l) Net income (loss) and net income (loss) per share for 1997 was impacted by a $17,000,000 write-down of the property, plant, and equipment related to Helvetia, which was substantially offset by pretax gains on the sales of nonstrategic coal reserves and land of $14,000,000.
(2) Net income and net income per share for 1993 include a credit of $4,709,000 and $1.37, respectively, for the cumulative effect to January 1, 1993 of a change in accounting for income taxes.

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As publicly reported in December 1997, Registrant engaged J.P. Morgan Securities, Inc. as Registrant's exclusive financial advisor to assist Registrant in identifying the strategic alternatives available to Registrant for maximizing shareholder value. This matter is discussed in more detail in Item 1(a) of this document.

Results of Operations

      As discussed in Note B to the consolidated financial statements, the second longwall mining system was installed at Eighty-Four Mining Company in September, 1997. Major underground construction and development projects necessary to prepare the mine for two operating longwall mining systems were essentially complete as of October 31, 1997 and, thus, the development phase accounting treatment in effect since 1993 ended as of that date. A total of $161 million in cost of development, net of sales revenue from coal produced incidental to development, were capitalized during the development period. The results of the Eighty-Four project, other than the provisions for income taxes, certain property taxes, and certain general and administrative costs are not included in the Consolidated Statements of Operations for prior periods through October 31, 1997. The project recorded pretax losses of $4.2 million, $2.8 million, and $1.9 million for the years 1997, 1996, and 1995, respectively. The inclusion of Eighty-Four's sales, cost of sales, interest expense, and depreciation, depletion and amortization in the consolidated operating results for the months of November and December, 1997 affect the comparison of 1997 amounts to those of prior years.

      As previously reported, the underground construction and development projects reduced the efficiency, availability and advancement rates of the continuous miner units resulting in advancement rates which continued to fall short of levels necessary for economical operations of the mine. Projections for 1998 indicate that the first longwall, which completed mining a section of the mine in early February 1998, will experience a delay of up to three and one-half months in starting its next mining panel. This delay is due to the cumulative effect of not attaining acceptable continuous miner advance rates over the last several years. This delay, coupled with the idle capacity associated with the scheduled outage for the movement of the second longwall unit to a new mining section in April 1998, will result in sizeable losses at Eighty-Four for the first and second quarters of 1998. Such losses are not expected to be offset by profitable operations at Eighty-Four for the balance of the year. Current projections indicate that the Eighty-Four Project will incur a pretax loss for 1998 of approximately $11 million after elimination of interest charges from consolidated affiliates. Many factors influence this estimate. For example, continued improvement in continuous miner advance rates, which have improved thus far in 1998, could shorten the delay and reduce projected losses, while lower advance rates would increase losses.

      Eighty-Four's profitability beyond 1998 will be dependent on improvements in productivity, cost reductions, and overall better performance of all aspects of its operations. In addition, sales price increases will be required to cover cost increases resulting from inflation.

      KCMC had essentially break even operating results in 1997 after recording a pretax profit of $750,000 in 1996 and a pretax loss of $8.4 million in 1995. KCMC recorded profits of $1.1 million for the first nine months of 1997. However, it shipped approximately 82% of its annual delivery obligations under its coal supply agreement during that period. The consequent limitation on fourth quarter deliveries and the normally fewer operating days in that quarter compared to other quarters resulted in higher operating costs and losses for the fourth quarter. Productivity at KCMC's deep mines increased slightly in 1997. However, increased costs of coal purchased from third parties for resale impaired profit margins.

      The closing of three of KCMC's six deep mines at the end of 1995, which is discussed in Note C to the consolidated financial statements, and replacement of this production with raw coal purchased from third parties improved KCMC's operating costs in 1996. The remaining mines had productivity improvements in 1996 despite a major roof fall at one mine in the fourth quarter. Improvements at KCMC's cleaning plant operations resulted in an enhanced quality of coal sold. KCMC's 1996 results also benefitted from the favorable effect of decreasing coal inventories under the pricing provisions of its coal supply agreement and the effect of slightly improved market prices over 1995 on its profit formula.

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

      Helvetia, which recorded a pretax loss of $4.6 million in 1995 and pretax income of $2.2 million in 1996, recorded a loss of $18.3 million in 1997. As discussed in Note C to the consolidated financial statements, Helvetia reduced the $17 million carrying value of its fixed assets to zero in the second quarter of 1997 in accordance with Statement of Financial Accounting Standards No. 121. This write down was based on the existence of continuing operating losses, net of cash outflows, and forecasts which indicated that such adverse conditions were expected to continue at its existing operations. In 1996, Helvetia benefitted from a full year of production from its Marshall Run mine, which commenced operations during 1995, and the favorable effect on operating profit of the adjustment to estimated workers' compensation liabilities for prior years which is discussed more fully in Note H to the consolidated financial statements. While Marshall Run has continued to be profitable, Helvetia's other mine, Lucerne 6E, has experienced losses in each of the past three years. Efforts to improve its productivity continue.

      Registrant's continuing program of selling certain nonstrategic coal and surface properties resulted in pretax income of $14 million in 1997, $7.7 million in 1996, and $2.2 million in 1995.

      In 1997, Registrant's other operating subsidiaries recorded pretax income of $1.9 million compared to $1.7 million and $1.9 million for 1996 and 1995, respectively. These profits derive from surface mining operations and reclamation contracts with the Commonwealth of Pennsylvania for the restoration of abandoned mine lands.

      Interest and dividend income decreased in 1997 due to the liquidation of a $35 million investment portfolio, the proceeds of which were utilized for the Eighty-Four Project. The increases in interest and dividend income in 1996 compared to 1995 were due to higher amounts invested.

      Depreciation, depletion, and amortization was substantially higher in 1997 due to the inclusion of Eighty-Four's operating results since November 1, 1997. This category was lower in 1996 from 1995 due to the recording of additional amounts of depreciation relating to the closure of three KCMC mines in 1995.

      Interest expense reflects the inclusion of amounts relating to Eighty-Four for the period beginning November 1, 1997. Interest on Eighty-Four's debt was capitalized as mine development costs through October, 1997. Interest expense in 1996 was lower than in 1995 due to reductions in the amount borrowed to finance KCMC's operations. KCMC required financing for certain strike costs in 1995, which were deferred in accordance with its long-term coal sales agreement, and to finance higher inventory levels in that year.

      Registrant's effective income tax rates are discussed in Note F to the consolidated financial statements.

      Coal prices, which stabilized and then increased slightly in 1996, after five years of steady decline, decreased slightly in 1997. The general downward trend in prices has forced Registrant's subsidiaries, as well as its competitors, to mitigate the effects of inflation on costs by endeavoring to increase productivity and reduce overall operating costs. The change in market prices is a significant element in the determination of sales prices under KCMC's and Helvetia's long-term coal sales agreements. Thus, as a result of lower market price indices, the respective sales prices have not kept pace with cost inflation. While staff reductions and operating efficiencies have been implemented over the past several years by Registrant and its subsidiaries, these subsidiaries have not been able to cover these inflationary effects and there can be no assurance that they can do so in the future. Registrant expects market prices to remain highly competitive. The profitability of these subsidiaries, including Eighty-Four, will be highly dependent on their ability to maximize productivity and continue to implement additional sustained cost reduction programs. In addition, market prices and competition in the Eastern and Midwestern utility coal markets could be affected by the pending breakup of Conrail, Eighty-Four's primary rail carrier.

      Eighty-Four's initial coal mining Permit is the subject of litigation before Pennsylvania's Environmental Hearing Board (EHB). In November, 1997, a new Permit was issued upon the expiration of the initial Permit. A challenge to the new Permit has also been filed and is concurrently pending before the EHB. Both Eighty-Four and Pennsylvania's Department of Environmental Protection
(DEP), which issued the Permits, have vigorously defended DEP's actions and believe that the Permits' issuance will be upheld in all material respects. This litigation does not involve a contingent liability, but a final adverse decision could have a material adverse effect on Registrant.

      There has been no activity on Leatherwood's permit to develop and operate a solid waste landfill in Jefferson County, Pennsylvania. The permit was suspended in 1996 pursuant to enactment of new Federal legislation which purports to ban construction of Leatherwood's landfill. Even if successfully pursued, completion of the Leatherwood project will be delayed indefinitely. Leatherwood has previously expensed a substantial portion of the costs incurred in securing its permit. Thus, if Leatherwood were to terminate development of the landfill, the effect on Registrant's consolidated financial statements would not be material.

      In 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued which establishes new rules for the reporting and display of comprehensive income and its components. Registrant intends to adopt this statement for its 1998 fiscal year. Also in 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued which changes the way segment information is required to be reported. The standard is required to be adopted in 1998 and the additional disclosure, if any, will be determined during 1998.

      Registrant is in the process of making modifications to a portion of its computer programs that contain time sensitive software with limitation on accepting dates after 1999. Registrant has made an assessment of which computer programs require modification or replacement and has, in fact, been making such modifications over the last several years. All systems are scheduled to be complete within one year. The costs of making necessary modifications or ultimately replacing the software, if necessary, is not material.

      All statements contained in this Form 10-K Annual Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially. The factors that could cause actual results to vary materially include: the ability of Registrant to maintain profitable operations, general business and economic conditions in the coal mining industry, Registrant's ability to maintain acceptable advance rates at Mine No. 84, labor developments, the cost of coal compared to the cost of other fuels used by Registrant's utility customers, the quality of the coal mined by Registrant and other risks that may be described from time to time in reports Registrant files with the Securities and Exchange Commission. Undue reliance should not be placed on any such forward-looking statements.

Liquidity and Capital Resources

      As discussed in Notes B and D to the consolidated financial statements, as of December 31, 1997, Registrant had contributed equity in the amount of $105 million and loaned $55 million through a consolidated affiliate to the Eighty-Four Mining Project. In addition, long-term debt totaling $74.8 million and operating leases of equipment have been utilized to provide the remaining funding requirements of the Project.

      Eighty-Four, Lucerne Land, and Registrant, because of its guaranty, are subject to numerous financial covenants and restrictions. At December 31, 1997, Eighty-Four and Lucerne Land were in violation of certain covenants and were projecting violations of several other covenants in the future. In January 1998, the debt agreement was amended to waive the violations in existence at year end and amend several other provisions affecting 1998 and future periods.

      Working capital was $31 million, $37 million, and $42 million at December 31, 1997, 1996, and 1995, respectively. Registrant's current ratio (ratio of current assets to current liabilities) was 1.6 to 1 at December 31, 1997 compared to 1.6 to 1 and 2.2 to 1 at December 31, 1996 and 1995, respectively. The decrease in working capital and current ratio in 1996 from 1995 was primarily due to reductions in KCMC's coal inventory and receivables to more normal operating levels. The classification of a portion of Eighty-Four's debt, which was prepaid in March, 1997 along with securities liquidated to provide for the repayment, as current at December 31, 1996 also contributed to the lower current ratio in 1996. An increase in scheduled debt repayment due within one year caused the working capital to decline at December 31, 1997. As discussed in Note D to the consolidated financial statements, the amount of subsidiaries' net assets which are restricted from being transferred to the Registrant under debt agreements totals $105,225,000.

      Despite the losses incurred in 1997 and the reduction of the amount of long-term debt during the year, Registrant was able to maintain adequate levels of cash and investments. The primary reason for this was that the sale of nonstrategic coal and surface lands provided approximately $16 million in cash flow. Efforts to improve liquidity by the sale of nonstrategic assets are expected to continue in 1998.

      Even though losses are projected for Registrant in 1998, due principally to Eighty-Four's losses, forecasts indicate the Registrant will maintain adequate levels of cash flow. These projections indicate that present debt facilities are adequate to provide funding for debt requirements, however, leasing arrangements will continue to be utilized for acquiring equipment to replace older equipment previously under lease agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Auditors                                               24
Consolidated Balance Sheets, December 31, 1997, 1996
   and 1995                                                                  25
Statements of Consolidated Operations for the years
   ended December 31, 1997, 1996 and 1995                                    27
Statements of Consolidated Shareholders' Equity for
   the years ended December 31, 1997, 1996 and 1995                          28
Statements of Consolidated Cash Flows for the years
   ended December 31, 1997, 1996 and 1995                                    29
Notes to Consolidated Financial Statements,
   December 31, 1997                                                         30

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders
Rochester & Pittsburgh Coal Company
Indiana, Pennsylvania

      We have audited the accompanying consolidated balance sheets of Rochester & Pittsburgh Coal Company and subsidiaries and the related statements of consolidated operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rochester & Pittsburgh Coal Company and subsidiaries at December 31, 1997, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 12, 1998

CONSOLIDATED BALANCE SHEETS
ROCHESTER & PITTSBURGH COAL COMPANY
AND SUBSIDIARIES
(Dollars in thousands)

ASSETS                                                     December 31
                                                  1997        1996        1995
                                                --------------------------------
CURRENT ASSETS
  Cash and cash equivalents                     $ 37,026    $ 34,466    $ 27,437
  Short-term investments and marketable
   securities                                         --      25,000       2,645
  Receivables                                     29,414      21,945      29,576
  Coal inventories                                 9,189       5,835       6,128
  Mine supply inventories                          1,792       1,579       1,532
  Prepaid expenses and other
  current assets                                   2,933       4,475       6,086
  Deferred income taxes                            4,714       2,093       2,166
                                                --------    --------    --------
      TOTAL CURRENT ASSETS                        85,068      95,393      75,570

OTHER ASSETS
  Investments in marketable securities            20,166      28,558      44,410
  Funding for:
    Workers' compensation benefits                12,950      14,229      16,915
    Mine closing reserves                         12,135      11,651      10,271
  Deferred income taxes                           14,894       8,839       7,712
  Prepaid royalties                                5,903       6,242       6,323
  Miscellaneous                                   11,572       9,861       7,843
                                                --------    --------    --------
                                                  77,620      79,380      93,474

PROPERTY, PLANT, AND EQUIPMENT
  Coal and surface lands                          85,159      87,640      87,638
  Plant and equipment                            333,125     291,125     294,815
  Mine development                               160,660     133,236     108,720
  Construction in progress                         6,412      29,543      20,452
                                                --------    --------    --------
                                                 585,356     541,544     511,625
  Less allowances for depreciation,
   depletion, and amortization                   229,910     184,919     189,262
                                                --------    --------    --------
                                                 355,446     356,625     322,363
                                                --------    --------    --------

                                                $518,134    $531,398    $491,407
                                                ========    ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           December 31
                                                  1997        1996        1995
                                                --------------------------------
CURRENT LIABILITIES
  Accounts payable                              $ 16,264    $ 15,329    $ 14,809
  Accrued payrolls and related
   expenses                                        8,553       8,116       9,823
  Other accrued liabilities                       12,485       5,282       5,939
  Dividends payable                                  516         516         516
  Income taxes payable                             6,111       1,367          --
  Current portion of long-term
   debt                                           10,301      28,236       2,514
                                                --------    --------    --------
      TOTAL CURRENT LIABILITIES                   54,230      58,846      33,601

OTHER LIABILITIES
  Other postretirement benefits                   81,469      72,346      46,458
  Workers' compensation benefits                  42,006      40,384      40,292
  Mine closing reserves                           24,300      23,929      23,153
  Black lung benefits                              8,708       9,231      11,348
  Deferred income taxes                           13,853      11,079       8,169
  Miscellaneous                                    3,518       3,897       4,488
                                                --------    --------    --------
                                                 173,854     160,866     133,908

LONG-TERM DEBT (less current
 maturities)                                      84,535     100,501     120,784

LONG-TERM AGREEMENTS

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, no par value (stated
   value $15)--authorized 5,000,000
   shares, issued 3,989,121 shares                59,837      59,837      59,837
  Capital in excess of stated value              133,125     133,125     133,162
  Retained earnings                               40,358      46,028      38,007
                                                --------    --------    --------
                                                 233,320     238,990     231,006
  Less treasury stock at cost--
   548,137; 548,137; and
   549,846 shares                                 27,805      27,805      27,892
                                                --------    --------    --------
                                                 205,515     211,185     203,114
                                                --------    --------    --------

                                                $518,134    $531,398    $491,407
                                                ========    ========    ========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

ROCHESTER & PITTSBURGH COAL COMPANY
AND SUBSIDIARIES
(Dollars in thousands, except those
 stated on a per share basis)

                                                   Years Ended December 31
                                                1997         1996        1995
                                             ----------------------------------
Sales                                        $ 210,345    $ 202,265   $ 216,686
Other Income
  Gain on sale of property                      13,955        7,678       2,164
  Interest and dividends                         3,299        4,723       3,917
  Net investment gains (losses)                   (165)         776       1,262
  Miscellaneous                                  1,594        1,840       1,850
                                             ---------    ---------   ---------
                                               229,028      217,282     225,879

Costs and Expenses
  Cost of sales                                185,344      180,302     205,283
  Depreciation, depletion, and
   amortization                                 17,765       11,795      13,285
  Selling, general, and administrative           5,911        6,589       6,321
  Interest                                       3,090        2,032       3,238
  Write-down of property, plant, and
   equipment                                    17,047           --          --
  Miscellaneous                                  2,102        1,334       1,624
                                             ---------    ---------   ---------
                                               231,259      202,052     229,751
                                             ---------    ---------   ---------

      Income (Loss) Before Income Taxes         (2,231)      15,230      (3,872)

Provision (Credit) for Income Taxes              1,493        3,969        (337)
                                             ---------    ---------   ---------

      Net Income (Loss)                      $  (3,724)   $  11,261   $  (3,535)
                                             =========    =========   =========

Net Income (Loss) Per Share                  $   (1.08)   $    3.27   $   (1.03)
                                             =========    =========   =========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

ROCHESTER & PITTSBURGH COAL COMPANY
AND SUBSIDIARIES
(Dollars in thousands, except those
 stated on a per share basis)

                                               CAPITAL IN
                                      COMMON    EXCESS OF    RETAINED   TREASURY
                                       STOCK   STATED VALUE  EARNINGS    STOCK
                                      -------  ------------  --------   --------
Balance at January 1, 1995            $59,837    $133,170     $42,360   $27,917
  Net loss for the year                                        (3,535)
  Treasury stock issued                                (8)                  (25)
  Cash dividends -- $.75 per share                             (2,579)
  Change for the year in net
    unrealized securities gains, net
    of income tax of $878                                       1,701
   Foreign currency translation gain                               60
                                      -------    --------     -------   -------
Balance at December 31, 1995           59,837     133,162      38,007    27,892
  Net income for the year                                      11,261
  Treasury stock issued                               (37)                  (87)
  Cash dividends -- $.60 per share                             (2,065)
  Change for the year in net
   unrealized securities losses, net
   of income tax benefit of $598                               (1,160)
  Foreign currency translation loss                               (15)
                                      -------    --------     -------   -------
Balance at December 31, 1996           59,837     133,125      46,028    27,805
  Net loss for the year                                        (3,724)
  Cash dividends -- $.60 per share                             (2,065)
  Change for the year in net
   unrealized securities gains, net
   of income tax of $139                                          269
  Foreign currency translation loss                              (150)
                                      -------    --------     -------   -------
Balance at December 31, 1997          $59,837    $133,125     $40,358   $27,805
                                      =======    ========     =======   =======

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

ROCHESTER & PITTSBURGH COAL COMPANY
AND SUBSIDIARIES
(Dollars in thousands)

                                                              Years Ended December 31
                                                           1997         1996         1995
                                                        -----------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                     $  (3,724)   $  11,261    $  (3,535)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation, depletion, and amortization             17,765       11,795       13,285
     Write-down of property, plant, and equipment          17,047           --           --
     Gain on sale of property                             (13,955)      (7,678)      (2,164)
     Deferred income taxes                                 (6,040)       2,454        1,713
     Gain on investment activity                             (109)        (956)      (1,523)
     Loss on investment activity                              282          180          261
     Change in certain assets and liabilities
      (using) or providing cash:
       Receivables                                         (7,469)       7,631       (4,363)
       Inventories                                         (3,567)         246        9,255
       Income taxes payable                                 4,745        3,186        2,194
       Workers' compensation benefits and funding           2,321          661        4,471
       Mine closing reserves and funding                     (147)        (604)       2,267
       Other postretirement benefits                        9,123       25,888       13,648
       Accounts payable                                       935          520       (2,268)
       Accrued liabilities                                  7,638       (2,364)       4,278
       Other                                                  373       (1,901)         890
                                                        ---------    ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             25,218       50,319       38,409
                                                        ---------    ---------    ---------

INVESTING ACTIVITIES
  Proceeds from available-for-sale securities              38,572       42,082       45,886
  Acquisition of available-for-sale securities             (2,775)     (48,740)     (43,077)
  Acquisition and development of property,
   plant, and equipment                                   (23,231)     (41,164)     (72,223)
  Proceeds from the sale of property, plant,
   and equipment                                           15,899        7,721        3,261
                                                        ---------    ---------    ---------
     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                 28,465      (40,101)     (66,153)
                                                        ---------    ---------    ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                124,425      109,925      151,790
  Payments on borrowings                                 (171,220)    (111,099)    (123,156)
  Debt issue costs                                         (2,263)          --           --
  Cash dividends paid                                      (2,065)      (2,065)      (4,126)
  Issuance of treasury stock                                   --           50           17
                                                        ---------    ---------    ---------
     NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                           (51,123)      (3,189)      24,525
                                                        ---------    ---------    ---------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,560        7,029       (3,219)

Cash and cash equivalents at beginning of year             34,466       27,437       30,656
                                                        ---------    ---------    ---------
     CASH AND CASH EQUIVALENTS AT END OF YEAR           $  37,026    $  34,466    $  27,437
                                                        =========    =========    =========

See notes to consolidated financial statements.

Rochester & Pittsburgh Coal Company
and Subsidiaries

December 31, 1997

NOTE A - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

      Operations - Rochester & Pittsburgh Coal Company and its subsidiaries are principally engaged in the deep mining of bituminous steam coal for sale to electric generating plants in the eastern and midwestern United States. A significant portion of these sales is made pursuant to long-term coal supply contracts.

      A substantial portion of the employees of the Company's operating subsidiaries are covered by the National Bituminous Coal Wage Agreement of 1998 (the "1998 Agreement") with the United Mine Workers of America (UMWA) which became effective January 1, 1998 and expires December 31, 2002.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents - Cash and cash equivalents, which are primarily maintained at three financial institutions, include highly liquid investments that are readily convertible to known amounts of cash.

      Investments - The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      The appropriate classification of securities is determined at the time of purchase. Marketable equity securities and debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a component of equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Realized gains and losses, determined using specific cost identification, and declines in the value of held-to-maturity and available-for-sale securities determined to be other-than-temporary are included in investment income.

      Inventories - Inventories are carried at the lower of average cost or market.

      Property, Plant, and Equipment - Property, plant, and equipment is recorded on the basis of cost including capitalized mine development costs and the cost of equipment leased under capital leases. Depreciation is computed principally at rates applied to tonnage produced. Such rates are based on estimates of tons to be produced, the cost of property, plant, and equipment employed, the estimated economic lives of the mines and equipment, and the remaining lives of the long-term coal sales agreements referred to in Note C. The rates are revised periodically to reflect operating experience and the provisions of the long-term coal sales agreements. The resulting rates approximate straight-line depreciation for normal annual periods. Depletion of coal lands and amortization of mine development costs are computed on a tonnage basis calculated to amortize their costs fully over the estimated recoverable reserves.

      Foreign Currency Translation - The Canadian subsidiary's balance sheet accounts are translated at the year-end exchange rate and the resulting adjustment is made directly to equity. Income statement items are translated at the average exchange rate for the year. Gains or losses resulting from foreign currency transactions, which are not material, are reported in income. As of December 31, 1997, accumulated foreign currency translation losses charged to equity amounted to $1,176,000.

      Per Share Amounts - Per share computations are based on the average number of shares of common stock outstanding during the respective years.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Newly Issued Accounting Statements -In the first quarter of 1997, the Company adopted Statement of Position 96-1 "Environmental Remediation Liabilities" which was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was also adopted by the Company in 1997. The adoption of these statements had no effect on the accompanying financial statements.

      In 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued which establishes new rules for the reporting and display of comprehensive income and its components. The Company intends to adopt this statement for financial statements for the 1998 fiscal year. Also in 1997, Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued which changes the way segment information is required to be reported. The standard is required to be adopted in 1998 and the additional disclosure, if any, will be determined during 1998.

      Reclassifications - Certain accounts in the consolidated financial statements for prior years have been reclassified to conform to the statement presentation for the current year. The reclassifications had no effect on net income.

NOTE B - ACQUISITION AND DEVELOPMENT OF MINING ASSETS

      In December 1992, the Company, through its wholly owned subsidiaries Eighty-Four Mining Company (Eighty-Four) and Lucerne Land Company (Lucerne
Land), acquired Mine No. 84 and approximately 175,000,000 tons of coal reserves in Washington County, Pennsylvania.

      Development of the underground haulage system began in February, 1993 and additional surface handling and preparation facilities have been upgraded. Development mining commenced in the second quarter of 1994 to prepare for the first longwall system which became operational in the third quarter of 1995. The second longwall mining unit was installed in September, 1997, and became operational in November. As a result, operations include mining activities of Eighty-Four from this date. Costs of development, net of sales revenue from coal produced incidental to development were capitalized through October, 1997. Accordingly, the accompanying Statements of Consolidated Operations excluded all revenues and expenses pertaining to the development period.

      The costs of rehabilitating and developing these facilities in 1997 and cumulatively, amounted to $27,424,000 and $160,660,000, respectively, exclusive of expenditures for plant and equipment of $20,520,000 and $125,562,000, respectively. Eighty-Four has obtained the necessary permits to develop the mine as planned; however, these permits have been appealed by several parties. The Company believes that the issuance of these permits will be upheld. This litigation does not involve a contingent liability, but a final adverse decision could have a material adverse effect on the Company.

      The Company has made an equity investment of $105,000,000 in this project and has loaned $55,000,000 to the project under a line of credit with a consolidated affiliated company.

NOTE C - LONG-TERM COAL SALES AGREEMENTS

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

      Keystone - Under the terms of the Keystone Agreement, the price of coal sold is based on the cost of production plus profit, subject to an annual price cap which, if exceeded, can result in losses. Profitability also depends on the quality of the coal sold, and the ability to control costs of production. Certain funds generated by Keystone must be utilized within the operations covered by the Keystone Agreement. The agreement, as well as debt agreements of Keystone, includes certain restrictions on its net worth. Also, if Keystone is in default under its loan agreements or the Keystone Agreement, the Keystone Station Owners have an option to acquire Keystone at its net book value and to lease the related coal and surface lands.

      In 1995, Keystone's costs exceeded the price cap which resulted in losses before income taxes of $8,432,000 and a net loss of $5,045,000. On December 27, 1995, Keystone permanently closed its Jane, Emilie #4, and Margaret #11 mines. Approximately $12 million in estimated costs associated with these mine closings were accrued in 1995. Revenues increased by a similar amount as such costs were recovered under terms of the Keystone Agreement. Keystone sales were $110,282,000, $116,990,000, and $141,692,000, for 1997, 1996, and 1995,
respectively. At December 31, 1997, Keystone's net book value was $16,681,000.

      Helvetia - The 1995 Homer City Agreement provides for deliveries in excess of 14 million tons from January 1, 1995 through 2003 at an initial rate of 1.8 million tons per year. The price to be paid by the Homer City Station is a base-price with escalation and adjustment based on quality of the coal delivered. The 1995 Homer City Agreement also provides for early termination by either party under hardship provisions and further allows the Homer City Station Owners to terminate the agreement for their convenience, in which event they would have to make certain payments to Helvetia.

      In addition, the Prior Homer City Agreement was amended in November, 1994 to provide for the payment to Helvetia by the Homer City Station Owners for certain costs including those for past service postretirement benefits not paid pursuant to deliveries under that agreement. Substantially all of the costs under this provision were settled and paid by the Homer City Station Owners in 1996 and 1997.

      In the second quarter of 1997, Helvetia Coal Company's operating losses increased which prompted management to revise forecasts of Helvetia's future operations. In light of Helvetia's anticipated future operating losses and estimated discounted future cash flows, property, plant, and equipment relating to Helvetia with a carrying value of $17,047,000 was reduced to fair market value through a charge to operations of an equivalent amount.

      Sales to the Homer City Station were $51,251,000 in 1997, $68,859,000 in 1996, and $56,701,000 in 1995.

      While Keystone and Helvetia each sell primarily to one customer, Eighty-Four Mining Company has sales agreements with a variety of customers the duration of which varies from one to five years.

NOTE D - LONG-TERM DEBT AND COMMITMENTS

     Long-term debt consists of the following at December 31:

                                                  1997        1996        1995
                                                --------    --------    --------
                                                         (In thousands)
Keystone:
  Revolving credit note                         $ 20,000    $ 20,000    $ 25,000
  Line of credit note                                 --       2,800      10,000
  Term note                                           --          --         640
Eighty-Four and Lucerne Land:
  Revolving credit notes                          20,000      50,000      36,000
  Term note                                       24,785          --          --
  Senior fixed rate construction notes                --      35,000      35,000
  Capitalized lease obligations                   30,051      20,937      16,658
                                                --------    --------    --------
                                                  94,836     128,737     123,298
Less current portion                              10,301      28,236       2,514
                                                --------    --------    --------
                                                $ 84,535    $100,501    $120,784
                                                ========    ========    ========

      Interest paid (net of capitalized interest) in 1997, 1996, and 1995 was $3,148,000, $2,120,000, and $3,712,000, respectively. Aggregate maturities on long-term debt outstanding at December 31, 1997 for the next five years, are as follows: 1998 - $10,301,000; 1999 - $23,548,000; 2000 - $44,532,000; 2001 -
$3,859,000; and 2002 - $4,113,000 .

      The amount of subsidiaries' net assets which are restricted from being transferred to the Company under these debt agreements totals $105,225,000.

      Keystone - Keystone has a revolving credit agreement with two commercial banks permitting maximum borrowings of $20,000,000 as of December 31, 1997. The agreement terminates on December 31, 2000 and requires reductions in the amount available of $5,000,000 in 1998 and $7,500,000 each in 1999 and 2000. Keystone has a total of $10,000,000 available under a line of credit which expires March 31, 1999. The weighted-average interest rates on borrowings on the line of credit were 8.5% in 1997, 8.4% in 1996, and 9.2% in 1995.

      These credit facilities provide for a commitment fee of 1/4 of 1% per annum and interest at the prime rate (8.25% at December 31, 1997). Keystone, at its option, can select fixed interest rates for periods up to six months based on the CD rate plus 1.5% or LIBOR rates plus 1.5%. At December 31, 1997, all of Keystone's borrowings on the revolver were at the CD rate, which was approximately 7.5%. Borrowings are secured by the assignment of the Keystone Agreement and by Keystone's assets including the noncurrent funding for workers' compensation and mine closing obligations which has been pledged to secure these borrowings.

      Eighty-Four and Lucerne Land - In March 1997, Eighty-Four and Lucerne Land (borrowers) amended and restructured their long-term credit agreement with four banks and an institutional lender which provided financing for the Mine No. 84 project. Investment securities of the Company having a market value of $25,000,000, which had been pledged to secure the debt, were liquidated and the proceeds, combined with additional cash amounts, were loaned by a consolidated affiliate to Eighty-Four and used to repay the Senior Fixed Rate Notes to the institutional lender. The amendment waived covenant violations in existence at year-end and revised covenants and restrictions including limitations on the payment of interest and principal on the amounts loaned from affiliate companies.

      As of December 31, 1997, the amended facilities with the four banks totaled $67,484,000 consisting of the following: 1) a senior secured term loan totaling $24,785,000, 2) a revolving credit note totaling $34,699,000, and 3) a working capital line of credit totaling $8,000,000. These credit facilities are secured principally by all of the assets of the borrowers and are to be repaid by June 30, 2000.

      The borrowers and the Company, as guarantor, are subject to various financial covenants and restrictions regarding acquisitions, earnings, cash flows, financial position, and dividends. At December 31, 1997, the borrowers were in violation of certain terms of the agreement and forecasted noncompliance with several covenants in subsequent years. As a result, in January 1998, amendments to the credit agreement were executed to waive the violations as of December 31, 1997 and reset several covenants for future periods. The Company, as guarantor, is also required to retain the proceeds from the disposals of properties since May 15, 1997, net of costs of such sales and related income taxes, amounting to $6,228,000 as of December 31, 1997.

      The new senior secured term note includes interest at prime rate plus 2% or, at the option of the borrowers, at LIBOR plus 3.5%. The revolving credit note is subject to mandatory reductions in the amount available of $7,000,000 in 1998, $20,000,000 in 1999, and $7,699,000 in 2000 and provides for interest based on the prime rate plus an amount up to 1.5%, or, at the borrowers' option, the LIBOR rate plus an amount from 2% to 2.5% for fixed periods. Commitment fees of .5% per annum are payable on the unused portion of the line of credit and revolving credit note.

      Eighty-Four has entered into capitalized lease agreements for longwall mining equipment amounting to $12,894,000 in 1997, $6,616,000 in 1996, and $16,963,000 in 1995 with payments commencing in August, 1995 and continuing through July, 2005 with effective interest rates ranging from 7.0% to 7.66%. The agreement includes buy out options during and at the end of the lease term. Future minimum lease payments are $37,730,000 including imputed interest of $7,679,000. These payments for the next five years are as follows: 1998 - $7,358,000; 1999 - $5,748,000; 2000 - $5,629,000; 2001 - $4,946,000; and 2002 -
$4,908,000. The gross amount of capitalized lease assets and related accumulated depreciation included in the Consolidated Balance Sheets was $36,473,000 and $7,783,000, respectively, at December 31, 1997; $23,578,000 and $3,708,000,
respectively, at December 31, 1996; and $16,963,000 and $837,000, respectively, at December 31, 1995.

      In addition to interest expense shown on the Statements of Consolidated Operations, the Company capitalized interest in the amount of $7,581,000 in 1997, $9,666,000 in 1996, and $5,965,000 in 1995 as part of mine development costs.

      Eighty-Four has a commitment with a vendor who will provide rebuilt longwall shearers under an exchange program in order to avoid delays during longwall moves. The commitment is for ten exchanges at a cost of approximately $500,000 each beginning in 1998 and is expected to be completed in 2000. The exchange program is cancelable by Eighty-Four with a payment of approximately $700,000, which would begin to decrease after the second exchange.

NOTE E - OPERATING LEASES

      The Company's deep mining subsidiaries are parties to operating lease agreements for mining equipment. Rental expense under these leases was $5,145,000 in 1997 including $2,177,000 which was capitalized as mine development, $6,169,000 in 1996 including $2,132,000 which was capitalized as mine development, and $8,177,000 in 1995 including $1,217,000 which was capitalized as mine development. Aggregate remaining rental payments on these leases are $16,610,000 with the following minimum rentals over the next five years: 1998 - $5,170,000; 1999 - $4,073,000; 2000 - $1,668,000; 2001 - $524,000;
and 2002 - $30,000.

NOTE F - INCOME TAXES

      The provision (credit) for income taxes consists of the following for the years ended December 31:

                                                  1997        1996        1995
                                                -------     -------     -------
                                                         (In thousands)
Provision (credit) for income taxes:
  Current:
    Federal                                     $ 5,423     $  (130)    $(3,146)
    State                                         1,762       1,298         524
    Canadian                                        348         347         572
                                                -------     -------     -------
                                                  7,533       1,515      (2,050)
                                                -------     -------     -------
  Deferred:
    Federal                                      (8,334)       (112)     (2,407)
    State                                         2,303       2,579       4,122
    Canadian                                         (9)        (13)         (2)
                                                -------     -------     -------
                                                 (6,040)      2,454       1,713
                                                -------     -------     -------
                                                $ 1,493     $ 3,969     $  (337)
                                                =======     =======     =======

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

                                                 1997        1996        1995
                                               --------    --------    --------
                                                        (In thousands)
Deferred tax assets:
  Other postretirement benefits                $ 43,685    $ 34,182    $ 26,961
  Self-insurance                                 18,946      17,784      17,721
  Net operating loss
   (begins to expire in 2009)                    13,069      20,135      16,154
  Alternative minimum tax                        10,519       5,902       5,696
  Black lung                                      3,011       3,119       2,604
  Vacation pay                                    2,029       1,881       1,679
  Other deferred tax assets                       5,923       2,762       2,693
                                               --------    --------    --------
                                                 97,182      85,765      73,508
  Valuation allowance                            (9,835)     (7,375)     (6,585)
                                               --------    --------    --------
    Total deferred tax assets                    87,347      78,390      66,923

Deferred tax liabilities:
  Depreciation and related charges               75,714      73,567      59,840
  Pension                                         3,793       2,817       1,570
  Intangible drilling costs                         543         695         817
  Unrealized securities gains                       192          73         671
  Other deferred tax liabilities                  1,350       1,385       2,316
                                               --------    --------    --------
    Total deferred tax liabilities               81,592      78,537      65,214
                                               --------    --------    --------
      Net deferred tax (liabilities) assets    $  5,755    $   (147)   $  1,709
                                               ========    ========    ========

      Income (loss) before income taxes includes income (losses) attributable to United States operations of $(2,997,000) in 1997, $14,469,000 in 1996, and
$(5,140,000) in 1995 and income attributable to Canadian operations of $765,000 in 1997, $761,000 in 1996, and $1,268,000 in 1995.

      The reconciliations between income tax expense (credit) and the amount computed by applying the statutory U.S. income tax rate to income (loss) before income taxes are as follows for the years ended December 31:

                                                 1997        1996        1995
                                                ------      ------      ------
Tax at U.S. statutory rates                      (35.0)%      35.0%      (35.0)%
Increase (decrease) resulting from:
  State taxes, net of federal benefits           118.4        16.6        76.8
  Depletion                                      (71.8)      (18.1)      (79.0)
  Prior year accruals                            (65.1)       (9.2)      (19.4)
  Canadian dividend withholding                     --          --         2.9
  Rates                                            3.2        (3.9)      (19.5)
  Valuation allowance                            110.3         5.2        63.9
  Other items                                      6.9          .5          .6
                                                ------      ------      ------
                                                  66.9%       26.1%       (8.7)%
                                                ======      ======      ======

      The Company's effective income tax rates are impacted by credits for certain prior year accruals and the inability to carry back or carry forward tax deductions in excess of current year income for state income tax purposes. In addition, these excess deductions which are created principally by Eighty-Four's mine development expenditures cannot be offset against state taxable income of affiliates. For federal income tax purposes, these expenditures are being utilized to offset current year income and are being carried forward to affect future taxable income. As of December 31, 1997 the federal net operating loss approximates $37,000,000. Federal and state deferred tax liabilities are being provided with respect to these expenditures even though no benefit is being realized for state income tax purposes.

      Income taxes paid (refunds) in 1997, 1996, and 1995 were $3,251,000, ($1,672,000), and ($4,356,000), respectively.

NOTE G - PENSION AND BENEFIT PLANS

      Pensions - Non-UMWA Employees - The Company has a trusteed pension plan which provides for monthly pensions and other benefits for substantially all employees of the Company and its subsidiaries not covered by the retirement plans of the United Mine Workers of America (UMWA). Benefits are determined based on years of service and the employees' average earnings near the end of service. The Company's funding policy is to contribute to the plan amounts which are actuarially determined to provide assets sufficient to meet benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Since plan assets are currently in excess of the Internal Revenue Code full funding limitation, no contributions were made to the plan in 1997, 1996, and 1995 nor are any expected to be made in 1998. The plan's assets at December 31, 1997 are comprised primarily of government and corporate debt securities and equities.

      Amounts credited to expense relating to the pension plan include the following components for the years ended December 31:

                                                 1997        1996        1995
                                               --------    --------    --------
                                                        (In thousands)
Net periodic pension (credit) expense:
  Service cost--benefits earned
   during the period                           $  1,509    $  1,368    $  1,525
  Interest cost on projected
   benefit obligation                             3,292       3,085       3,056
  Actual (return) loss on plan assets           (17,720)     (9,470)    (15,902)
  Net amortization and deferral                  10,871       3,339      10,182
                                               --------    --------    --------
                                                 (2,048)     (1,678)     (1,139)
  Amounts capitalized as mine development           363         334         160
                                               --------    --------    --------
  Net periodic pension credit                  $ (2,411)   $ (2,012)   $ (1,299)
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

      The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's defined benefit pension plan at December 31:

                                                     1997         1996         1995
                                                  ---------    ---------    ---------
                                                             (In thousands)
Actuarial present value of benefit obligations:
  Vested benefits                                 $  41,636    $  38,090    $  37,779
  Nonvested benefits                                  1,684        1,276        1,303
                                                  ---------    ---------    ---------
  Accumulated benefits                               43,320       39,366       39,082
  Effect of projected future salary
   increases                                          9,315        8,338        8,069
                                                  ---------    ---------    ---------
Total projected benefit obligation                   52,635       47,704       47,151
Plan assets at fair value                           100,406       85,460       78,795
                                                  ---------    ---------    ---------
Plan assets in excess of
 projected benefit obligation                        47,771       37,756       31,644
Unrecognized net gain                               (34,922)     (26,267)     (21,112)
Unrecognized prior service cost                       1,030        1,125        1,187
Unrecognized transition asset                        (7,370)      (8,153)      (8,936)
                                                  ---------    ---------    ---------
Prepaid pension asset                             $   6,509    $   4,461    $   2,783
                                                  =========    =========    =========

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75% at December 31, 1997, 7.125% at December 31, 1996, and 6.75% at December 31, 1995 and the rates of increase in future compensation levels were 4.75% for each year. The weighted-average expected long-term rate of return on plan assets was 8% for 1997, and 1996, and 7.75% for 1995.

      In addition, the Company and its subsidiaries have a 401(k) Plan for management employees. Company contributions and administrative costs approximated $277,000 for 1997, $262,000 for 1996 and $288,000 for 1995.

      UMWA Health and Retirement Funds - In accordance with the collective bargaining agreement between the Bituminous Coal Operators' Association and the UMWA, the Company's mining subsidiaries are required to pay amounts, based principally on hours worked, to the UMWA Retirement Funds which are defined benefit pension plans. Health benefits for the Company's UMWA employees who retired prior to 1976 are provided by the United Mine Workers' of America Combined Benefit Fund (Combined Fund). The Combined Fund and the 1992 Benefit Plan (1992 Plan) which were created by the Coal Industry Retiree Health Benefit Act of 1992 (The 1992 Coal Act) also provide benefits to retirees whose employers are out of business. The companies' contributions to these health plans are assessed primarily on the basis of the number of beneficiaries assigned to each employer.

      Expense is being recognized as contributions are made to these plans. Amounts charged to expense applicable to benefits administered by these various multi-employer plans were $4,913,000 in 1997 including $1,846,000 which was capitalized as mine development, $4,312,000 in 1996 including $1,574,000 which was capitalized as mine development, and $5,459,000 in 1995 including $1,516,000 which was capitalized as mine development. The present value of the expected future assessments from the Combined Fund and the 1992 Plan is estimated to be in the range of $35,000,000. The Company's obligations for these funds could increase if other companies become unable to fund their obligations. Certain of the Company's subsidiaries would be required under federal law to contribute additional amounts upon withdrawal from or termination of certain of the plans.

      Other Postretirement Benefits - The Company provides life insurance benefits and certain self-insured health care benefits for substantially all UMWA employees who retire after 1975 and all salaried retirees. In addition, employees terminated due to layoff are eligible for certain benefits for periods up to twelve months. These layoff benefit costs are charged to expense in the month in which the layoff occurs.

      Certain of the Company's subsidiaries have guaranteed the benefits of their UMWA employees who retired prior to October 1, 1994 and are required to provide approximately $9,000,000 in security to the 1992 Plan for these retirees. The Company's subsidiaries are discussing appropriate forms of security with representatives of the 1992 Plan in light of the substantial funding in place for postretirement benefits.

      The Company and its subsidiaries accrue retiree medical and life insurance benefits over the employees' years of service to full eligibility in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (FASB 106). The Company is amortizing past service liabilities at the date of adoption over the average remaining service of the active employees.

      Postretirement benefit expense under FASB 106 includes the following components for the years ended December 31:

                                                         1997       1996       1995
                                                       --------   --------   --------
                                                               (In thousands)
Net annual expense:
  Service cost - benefits earned during the period     $  2,729   $  3,636   $  2,914
  Interest cost on accumulated postretirement benefit
   obligation                                            13,422     12,926     11,315
  Actual return on plans' assets                        (13,080)    (4,573)    (9,659)
  Amortization of transition obligation                   4,175     19,012     11,723
  Net amortization and deferral                           5,910         82      3,614
                                                       --------   --------   --------
                                                         13,156     31,083     19,907
Amounts capitalized as mine development                  (2,830)    (2,912)  $ (2,247)
                                                       --------   --------   --------
Net annual expense                                     $ 10,326   $ 28,171   $ 17,660
                                                       ========   ========   ========

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

      The unrecognized cost of postretirement benefits attributable to service prior to January 1, 1995 of Helvetia employees is being reimbursed by the Homer City Station Owners and recognized over a period of not more than three years beginning in 1995. The amounts recognized in 1997, 1996, and 1995 and included as a component of net amortization were $1,772,000, $16,720,000 and $8,843,000, respectively.

      Charges for postretirement benefits at the Company's Keystone subsidiary are being funded, net of estimated taxes, in custodial accounts and union and salary VEBA trusts. The funding is comprised primarily of equity securities and government and government agency securities. Liabilities for the Company and its other subsidiaries are not currently being funded. The weighted-average expected long-term rate of return on plans' assets assumption was 7.6% in 1997, 7.2% in 1996, and 7.2% in 1995.

      The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets for the Company's postretirement benefit plans at December 31:

                                                          1997        1996        1995
                                                       ---------   ---------   ---------
                                                                 (In thousands)
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             $  67,501   $  65,651   $  63,261
  Fully eligible active plan participants                 86,227      65,561      62,611
  Other active plan participants                          58,782      46,811      58,658
                                                       ---------   ---------   ---------
                                                         212,510     178,023     184,530
Plans' assets at fair value                              102,385      90,212      85,430
                                                       ---------   ---------   ---------
Accumulated postretirement benefit obligation in
 excess of plans' assets                                (110,125)    (87,811)    (99,100)
Unrecognized net loss                                     18,899       1,816      20,264
Unrecognized prior service cost (credit)                  (1,608)     (1,891)     (2,174)
Unrecognized transition obligation                        11,365      15,540      34,552
                                                       ---------   ---------   ---------
Accrued postretirement benefit cost                    $ (81,469)  $ (72,346)  $ (46,458)
                                                       =========   =========   =========

      The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.1% for 1997 and is assumed to decrease gradually to 5.2% for 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the APBO as of December 31, 1997 by $42,896,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $3,420,000.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation (APBO) was 6.88% at December 31, 1997, 7.38% at December 31, 1996, and 7.12% at December 31, 1995. In 1997, the APBO increased due to a decrease in the discount rate. In 1996, the APBO decreased due to an increase in the discount rate.

NOTE H - SELF-INSURANCE AND OTHER LIABILITIES

      Workers' Compensation Benefits - The Company and its mining subsidiaries have self-insurance programs for workers' compensation liabilities for which provisions are made based upon actuarial evaluations of claims. In 1997 and 1996, the actuarial valuations of future payouts of prior years' workers' compensation claims resulted in reductions of the recorded liabilities for those years in the amount of $1,600,000 and $2,000,000, respectively. Since a portion of these costs were recoverable under the Prior Homer City Agreement, the effect on pretax income was $1,400,000 and $1,100,000, respectively. Insurance coverage is maintained for catastrophic losses. These benefits are funded as accrued for the Company's Keystone subsidiary. However, a portion of this funding is utilized to reimburse working capital for the payment of income taxes directly attributable to the nondeductibility of these liabilities for income tax reporting purposes until payments on workers' compensation claims are made. In future years, when income tax deductions for this item exceed book expenses, the Company intends to restore funds from working capital. These funds are mainly comprised of U.S. Government and agency securities.

      Mine Closing Reserves - The Company's mining subsidiaries provide for projected costs of closing mine facilities. These costs are based on engineering estimates, which consider the estimated economic lives of the facilities and the remaining lives of the long-term sales agreements. The related reserves are reviewed periodically to reflect operating experience and the provisions of the long-term coal sales agreements and are funded as accrued for the Company's Keystone subsidiary. Funding consists principally of U.S. Government notes and bonds.

      Black Lung Benefits - The Company and its mining subsidiaries have self-insurance programs for coal workers' pneumoconiosis (black lung) liabilities and, except for Eighty-Four, have established black lung trusts under the provisions of the Internal Revenue Code. The principal purpose of the trusts is to pay federal and state black lung liabilities for miners covered by Company administered self-insured programs. These liabilities are being accrued over the estimated average working life of the subject employees based on annual actuarial calculations. These calculations are based on various assumptions, among which are future benefit levels, mortality, claim frequencies, and discount rates. The Company also maintains escrowed insurance arrangements for certain liabilities not covered by the trusts. At December 31, 1997, the market value of trust assets, which are comprised of U.S. Government notes and bonds, totaled $55,549,000, compared to an actuarial liability of $29,000,000, of which $8,708,000 relating to employees of Eighty-Four is recorded as a liability on the Consolidated Balance Sheets. Eighty-Four's actuarial liabilities at December 31, 1997 and 1996 reflected reductions of $1,350,000 and $3,230,000, respectively, due to changes in actuarial assumptions, which were credited to mine development. Funding of the trusts has ceased until such time that the actuaries determine additional provisions and funding are required.

      In 1995, Eighty-Four recorded the past service liability of $4,156,000 associated with the recall of miners at Mine No. 84, not previously employed by the Company. This amount was recorded as an adjustment to the original acquisition cost of Mine No. 84's assets.

NOTE I - INVESTMENTS

      The following is a summary of available-for-sale securities (in thousands):

December 31, 1997
                                                                      Estimated
                                           Unrealized     Unrealized    Fair
                                 Cost         Gains         Losses      Value
                                ----------------------------------------------
Available-for-sale securities
U.S. Government and agencies    $41,369      $  609         $   44    $ 41,934
Other debt securities               200          13             --         213
                                -------       -----         ------    --------
  Total debt securities          41,569         622             44      42,147
Equities                              9          45             --          54
                                -------      ------         ------    --------
                                 41,578         667             44      42,201
Cash equivalents included
  in noncurrent funding           3,050          --             --       3,050
                                -------      ------         ------    --------
                                $44,628      $  667         $   44    $ 45,251
                                =======      ======         ======    ========
Schedule of maturities
  One year or less              $ 6,985                               $  7,024
  One year through
   three years                   22,452                                 22,709
  After three years              12,132                                 12,414
                                -------                               --------
                                 41,569                                 42,147
Equities                              9                                     54
                                -------                               --------
                                $41,578                               $ 42,201
                                =======                               ========

December 31, 1996
                                                                      Estimated
                                           Unrealized     Unrealized    Fair
                                 Cost         Gains         Losses      Value
                                ----------------------------------------------
Available-for-sale securities
U.S. Government and agencies    $57,039      $  488         $  299    $ 57,228
Corporate                        12,015          58             54      12,019
Other debt securities               250           3             --         253
                                -------       -----         ------    --------
  Total debt securities          69,304         549            353      69,500
Equities                              9          18             --          27
                                -------      ------         ------    --------
                                 69,313         567            353      69,527
Cash equivalents included
  in noncurrent funding           9,911          --             --       9,911
                                -------      ------         ------    --------
                                $79,224      $  567         $  353    $ 79,438
                                =======      ======         ======    ========

December 31, 1995

                                                                      Estimated
                                           Unrealized     Unrealized    Fair
                                 Cost         Gains         Losses      Value
                                ----------------------------------------------
Available-for-sale securities
U.S. Government and agencies    $46,388      $1,470         $   17    $ 47,841
Corporate                        12,902         167             22      13,047
Other debt securities               250           3             --         253
                                -------       -----         ------    --------
  Total debt securities          59,540       1,640             39      61,141
Equities                          4,623         425             53       4,995
                                -------      ------         ------    --------
                                 64,163       2,065             92      66,136
Cash equivalents included
  in noncurrent funding           8,105          --             --       8,105
                                -------      ------         ------    --------
                                $72,268      $2,065         $   92    $ 74,241
                                =======      ======         ======    ========

      The following balance sheet captions are comprised of the available-for-sale securities at December 31, 1997: investments in marketable securities and noncurrent funding for workers' compensation benefits and mine closing reserves.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

      Cash and Cash Equivalents - The carrying amounts reported approximate fair value.

      Short-term Investments and Marketable Securities - Fair values are based on quoted market prices.

      Long-term Debt - Fair value of debt is based on the borrowing rates for loans with similar terms and average maturities.

                                          Carrying            Fair
                                           Value              Value
                                          --------            -----
Summary by Balance Sheet caption:              (In thousands)
Cash and cash equivalents                 $37,026            $37,026
Investments in
 marketable securities -
  available-for-sale                       20,166             20,166
Funding for workers'
  compensation - available-for-sale        12,950             12,950
Funding for mine closing
  reserves - available-for-sale            12,135             12,135
Long-term debt (excluding capitalized
 leases)                                   64,785             64,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During applicable time periods, Registrant has not changed accountants and has had no disagreements with its accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors of Registrant are as follows:

                                CLASS A DIRECTORS

                                                                         Year
                                                                         Term
                                                             Director    Will
         Name             Age      Principal Occupation       Since     Expire
         ----             ---      --------------------      --------   ------
L. Blaine Grube (3)(4...  81    Retired Vice President and     1986      2000
                                Treasurer of Registrant

Peter Iselin (1)(2).....  77    Vice President-Finance and     1954      2000
                                Secretary of Registrant
                                since 1965

William G. Kegel
(1)(3)..................  76    Chairman of the Board of       1973      2000
                                Registrant; Retired
                                President and Chief Execu-
                                tive Officer of Registrant

Gordon B. Whelpley, Jr.
 (2)(4).................  44    President since 1996 -         1987      2000
                                Goodnow & Whelpley, Inc.,
                                Residential Building
                                Company; Project Manager
                                1986-1996 - Louis E. Lee
                                Co. Builders, Commercial
                                and Residential Contractors

                               CLASS B DIRECTORS

                                                                         Year
                                                                         Term
                                                             Director    Will
         Name             Age      Principal Occupation       Since     Expire
         ----             ---      --------------------      --------   ------
Columbus O'D. Iselin, Jr.
 (1)(4).................   66   Independent Consultant-        1967      1998
                                Aerospace and Defense

David H. Davis (1)(4)....  86   Coal Consultant                1976      1998

John L. Schroder, Jr.
(1)......................  79   Retired Dean, College of       1983      1998
                                Mineral and Energy Resources,
                                West Virginia University

Thomas W. Garges, Jr.
(3)......................  58   President and Chief Execu-     1988      1998
                                tive Officer of Registrant
                                since October 1988

                               CLASS C DIRECTORS

                                                                         Year
                                                                         Term
                                                             Director    Will
         Name             Age      Principal Occupation       Since     Expire
         ----             ---      --------------------      --------   ------
Thomas M. Hyndman, Jr.
 (1)(3)(4).............   73    Of Counsel since 1993,         1972      1999
                                Partner(1957-1992),
                                Duane, Morris &
                                Heckscher LLP, Attorneys
                                at Law(5)

O'Donnell Iselin II
 (1)(2)(4).............   44    Manager, Finance Staff,        1983      1999
                                Hughes Electronics
                                Corporation since 1989

----------------
(1) Member, Compensation Committee. The Compensation Committee, composed of seven Directors, administers Registrant's Key Executives Incentive Compensation Plan (the "Incentive Plan"), recommends certain executives for participation in such plan and bonuses to be paid pursuant thereto, and considers and recommends compensation arrangements for executive personnel. See "Compensation Committee Interlocks and Insider Participation." During 1997, the Compensation Committee met three times.

(2) Mr. Peter Iselin is the father of Mr. O'Donnell Iselin II and the uncle of Mr. Gordon B. Whelpley, Jr. Mr. O'Donnell Iselin II and Mr. Gordon B. Whelpley, Jr. are cousins.

(3) Mr. Garges is a Director and Messrs. Grube and Kegel are Directors Emeriti of S&T Bancorp, Inc., Indiana, PA. Mr. Hyndman is a Director of Penn Engineering & Manufacturing Corp., Danboro, PA.

(4) Member, Audit Committee. The Audit Committee, composed of six Directors, recommends the selection of independent auditors, reviews the regular annual audits, and performs such other functions related to accounting and auditing as determined by the Audit Committee or the Board of Directors. During 1997, the Audit Committee met twice.

(5) The law firm to which Mr. Hyndman is Of Counsel rendered legal services to Registrant during 1997 and received its customary fees therefor.

      There is no Nominating Committee of the Board of Directors. During 1997, the Board of Directors held ten meetings. During 1997, each Director attended not less than 75% of the aggregate number of meetings of the Board of Directors and meetings of all Committees on which he served, except Mr. Schroder who, because of health reasons, attended 23% of the aggregate number of Board and Committee meetings.

DIRECTOR COMPENSATION

      Registrant's non-employee Directors receive a fee of $1,200 per month. In addition, all of Registrant's Directors receive a fee of $500 for each meeting of the Board of Directors and each committee meeting attended.

      Pursuant to the terms of an Employment and Deferred Compensation Agreement, as amended, with Mr. Kegel, effective December 31, 1988, Mr. Kegel retired as an employee of Registrant. He continues to serve as a Director, Chairman of the Board, and as an independent consultant to Registrant. In 1997, he received remuneration of $25,000 for services to Registrant in addition to fees received as a Director of Registrant. In addition, in 1997, under terms of the Agreement, as amended, Mr. Kegel was paid, as deferred compensation, an aggregate of $59,801. The Agreement, as amended, provides for aggregate payments of $538,211 in 108 equal consecutive monthly installments which commenced in January 1990, and will continue through December 1998.

                              SECTION 16 COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Registrant's officers, directors, and persons who own more than 10% of a class of Registrant's equity securities registered under the Exchange Act, to file reports of their ownership of such securities as well as monthly statements of any changes in such ownership with the SEC and Registrant. Based solely on its review of the copies of the Section 16(a) reports received by it, and written representations from Registrant's officers, directors, and greater than 10% shareholders, Registrant believes that during 1997 all filing requirements applicable to its officers, directors, and greater than 10% shareholders were met, except for Registrant's Controller, who failed to timely report on Form 3, his ownership of 20 shares of Registrant's Common Stock upon his election as Controller in January 1997.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth the compensation for the past three years of each of Registrant's five most highly compensated executive officers, including the Chief Executive Officer, (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation

     Name and                                         Other Annual      All Other
Principal Position       Year   Salary($)  Bonus($)  Compensation($)  Compensation($)
------------------       ----   ---------  --------  ---------------  ---------------
Thomas W. Garges, Jr...  1997   334,430                                  7,804(5)
  President and Chief    1996   329,500   35,000(2)     40,710(4)        7,608(5)
  Executive Officer(1)   1995   319,900   50,000(3)                      7,805(5)

A. W. Petzold..........  1997   182,945                                    750(6)
  Vice President-        1996   180,250   18,025(2)                        750(6)
  Operations             1995   175,000    5,000(3)                        750(6)

George M. Evans........  1997   170,000                                  2,750(7)
  Vice President and     1996   167,500   16,750(2)                      2,750(7)
  Treasurer              1995   159,500   15,000(3)                      2,750(7)

W. Joseph Engler, Jr...  1997   155,800                                  2,750(7)
  Vice President and     1996   153,500   15,350(2)                      2,750(7)
  General Counsel        1995   146,200   15,000(3)                      2,750(7)

Thomas M. Majcher......  1997   151,430                                    750(6)
  Vice President-        1996   149,200   14,920(2)                        750(6)
  Corporate Development  1995   144,800   15,000(3)                        750(6)

----------
(1) Mr. Garges is employed pursuant to the terms of an Employment Agreement. See "Employment and Change in Control Agreements."

(2)   The 1996 figure represents cash bonuses.

(3) The figure includes a bonus of 1,709 shares of the Registrant's Common Stock having a value of $50,000 on the date of issue to Mr. Garges. In February 1996, Mr. Garges received a cash payment of $40,710 to cover income taxes in respect of such issuance. Such amount is reported herein under the caption "Other Annual Compensation." The figure represents cash bonuses of $5,000 paid to Mr. Petzold and $15,000 paid to each of Messrs. Evans, Engler, and Majcher.

(4) The figure represents an amount sufficient to pay income taxes due on bonus payments.

(5) The 1997 figures include Registrant's $750 contribution to the Rochester & Pittsburgh Coal Company 401(k) Savings and Retirement Plan (the "401(k) Plan"), $564 in insurance premiums paid by Registrant for additional insurance on Mr. Garges's life and $6,490 in Directors' fees paid by Registrant and certain of its subsidiaries to Mr. Garges. The 1996 figures include Registrant's $750 contribution to the Rochester & Pittsburgh Coal Company 401(k) Savings and Retirement Plan (the "401(k) Plan"), $564 in insurance premiums paid by Registrant for additional insurance on Mr. Garges's life and $6,294 in Directors' fees paid by Registrant and certain of its subsidiaries to Mr. Garges. The 1995 figures include Registrant's $750 contribution to the 401(k) Plan, $564 in insurance premiums paid by Registrant for additional insurance on Mr. Garges's life and $6,491 in Directors' fees paid by Registrant and certain of its subsidiaries to Mr. Garges. See "Employment and Change in Control Agreements."

(6)   The figure represents Registrant's contribution to the 401(k) Plan.

(7) The figures include Registrant's $750 contribution to the 401(k) Plan and $2,000 in Directors' fees paid by two of Registrant's subsidiaries to Messrs. Engler and Evans.

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

      In February 1998, Registrant and Mr. Garges entered into a second amendment to the 1992 Agreement (the "1998 Amendment"). The 1998 Amendment provides, among other things, that (i) the three year term of Mr. Garges' employment under the 1992 Agreement shall expire on the date of a change in control of the Registrant; (ii) in the event of a change of control, Registrant will pay Mr. Garges an amount equal to three times his annual salary, defined under the 1998 Agreement to be not less than $339,600 per year, plus $55,255; and (iii) Mr. Garges shall make himself reasonably available to provide consulting services to Registrant for a period of 90 days after a change in control of Registrant for which he will be paid a consulting fee of $1,000 per day.

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

      During 1998, the Agreements were amended to remove the provision for a reduction in the amount payable and to provide for payment of any amount due to the Executives in full on the date of the change in control of Registrant.

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

      The amounts shown in the following table, before a deduction for 50% of Social Security benefits, are those payable in the event of retirement at age 65 in 1997:

   Average Annual Earnings
   During the Highest Five              Annual Benefits Upon Retirement
      of the Final Ten                  With Years of Service Indicated
Four Calendar Quarter Periods  ------------------------------------------------
    of Management Service      10 years  20 years  25 years  30 years  35 years
    ---------------------      --------  --------  --------  --------  --------
         $150,000              $ 26,250  $ 52,500  $ 65,625  $ 78,750  $ 91,875
          200,000                35,000    70,000    87,500   105,000   122,500
          250,000                43,750    87,500   109,375   131,250   153,125
          300,000                52,500   105,000   131,250   157,500   183,750
          350,000                61,250   122,500   153,125   183,750   214,375
          400,000                70,000   140,000   175,000   210,000   245,000
          450,000                78,750   157,500   196,875   236,250   275,625
          500,000                87,500   175,000   218,750   262,500   306,250

      The compensation utilized for determination of benefits under the Pension Plan as summarized in the table above is salary and bonus. Of the individual officers named in the Summary Compensation Table, assuming retirement at age 65, Mr. Garges, Mr. Petzold, Mr. Evans, Mr. Engler, and Mr. Majcher, will have 17, 16, 36, 35 and 28 years of service, respectively.

      The information in the foregoing table does not reflect certain limitations imposed on qualified plans by the Code. Beginning in 1994, the Code prohibits the inclusion of earnings in excess of $160,000 per year (adjusted periodically for cost-of-living increases) in the average earnings used to calculate benefits. The Code also limits the maximum annual pension (currently $125,000, but adjusted annually for cost-of-living increases) that can be payable to each eligible employee at age 65.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of March 9, 1998, the amount and percentage of Registrant's outstanding Common Stock beneficially owned by (i) each person who is known by Registrant to own beneficially more than 5% of its Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

                                   Shares              Percent of
 Name of Individual             Beneficially           Outstanding
or Identity of Group               Owned (1)         Common Stock (2)
--------------------            ------------         ----------------
5% Holders:

Peter Iselin                )
655 Church Street           )
Indiana, Pennsylvania  15701)
                            )
Emilie I. Wiggin            ) 1,749,665 shares(3)(4)      50.8%
106 Pear Tree Point Road    )
Darien, Connecticut 06820   )
                            )
O'Donnell Iselin II         )
655 Church Street           )
Indiana, Pennsylvania  15701)

Franklin Resources, Inc.         180,900 shares (5)        5.3%
777 Mariners Island Boulevard
San Mateo, CA  94404

Directors: (6)

David H. Davis . . . . . .         2,663
Thomas W. Garges, Jr.  . .         5,940
L. Blaine Grube. . . . . .         7,258
Thomas M. Hyndman, Jr. . .         1,260
Columbus O'D. Iselin, Jr..        14,908
William G. Kegel . . . . .         3,482
John L. Schroder, Jr.. . .         1,497
Gordon B. Whelpley, Jr.. .        21,796

Executive Officers: (7)

W. Joseph Engler, Jr.. . .         3,200
George M. Evans. . . . . .           812
A. W. Petzold. . . . . . .           250
Thomas M. Majcher. . . . .           250
All Directors and
executive officers
as a group (15 persons)  .     1,797,049                  52.2%

----------
(1) Information furnished by each individual. Includes shares that are owned jointly, in whole or in part, with the individual's spouse, or individually by his or her spouse.

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

(5) Based upon information as of December 31, 1997, and contained in a filing made with the SEC by Franklin Resources, Inc.

(6)   Excludes Directors listed under 5% Holders.

(7)   Excludes Executive Officers listed under Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None, other than as reported in Items 10 and 12 hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a) Financial Statements, Financial Statement Schedules and
Exhibits:

                  1. Financial Statements

                  The following consolidated financial statements of Rochester &
            Pittsburgh Coal Co. and subsidiaries, are included in Item 8:

                                                                            PAGE
            Report of Independent Auditors                                   24
            Consolidated balance sheets--December 31, 1997,
               1996, and 1995                                                25
            Statements of Consolidated Operations--
              Years ended December 31, 1997, 1996, and 1995                  27
            Statements of Consolidated Shareholders' Equity--
              Years ended December 31, 1997, 1996, and 1995                  28
            Statements of Consolidated Cash Flows--
              Years ended December 31, 1997, 1996, and 1995                  29
            Notes to Consolidated Financial Statements--
              December 31, 1997                                              30

            The following financial information for the years 1997, 1996, and 1995 is submitted herewith.

                  2. Financial Statement Schedules

      The following Consolidated Financial Statement Schedules of Rochester & Pittsburgh Coal Co. and subsidiaries are included in Item 14(d):

                                                                            Page
                                                                            ----
      Schedule I  -- Condensed Financial Information of
                     Registrant                                              S-2
      Schedule II -- Valuation and Qualifying Accounts                       S-8

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

                        F. Registrant's 401(k) Savings and Retirement Plan, as Amended.*

                              Registrant's 401(k) Savings and Retirement Plan
                        was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. Amendments to Registrant's 401(k) Savings and Retirement Plan were filed with Registrant's Annual Report on Form 10-K dated April 12, 1996, and Registrant's Annual Report on Form 10-K dated April 11, 1997. Registrant's 401(k) Savings and Retirement Plan, filed herewith. The Plan and Amendments are incorporated herein by reference.

                        G.    Employment Agreement between Registrant and Thomas
                              W. Garges, Jr.*

                              Employment Agreement between Registrant and Thomas
                        W. Garges, Jr., dated as of May 1, 1992, was filed with Registrant's Annual Report on Form 10-K dated March 25, 1993. Amendments to the Agreement were filed with Registrant's Annual Report on Form 10-K dated April 11, 1997. The Agreement and Amendments are incorporated herein by reference. Amendments to Employment Agreement, filed herewith.

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

                                    ROCHESTER & PITTSBURGH COAL COMPANY


                                    By: /s/ THOMAS W. GARGES, JR.
                                    -----------------------------------
                                        Thomas W. Garges, Jr.
                                        President and Chief Executive
                                        Officer

Date: March 26, 1998

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURE                      TITLE                           DATE
      ---------                      -----                           ----


/s/ THOMAS W. GARGES, JR.    President and Chief                March 26, 1998
------------------------       Executive Officer
Thomas W. Garges, Jr.          (Principal Executive Officer)


/s/ GEORGE M. EVANS          Vice President and                 March 26, 1998
------------------------       Treasurer
George M. Evans                (Principal Financial Officer)


/s/ JEFFREY A. MACK          Controller                         March 26, 1998
------------------------       (Principal Accounting Officer)
Jeffrey A. Mack


/s/ WILLIAM G. KEGEL         Chairman of the Board              March 26, 1998
------------------------        of Directors
William G. Kegel


/s/ PETER ISELIN             Vice President--Finance            March 26, 1998
------------------------        and Director
Peter Iselin


/s/ DAVID H. DAVIS              Director                        March 26, 1998
------------------------
David H. Davis

/s/ COLUMBUS O'D. ISELIN, JR.   Director                        March 26, 1998
-----------------------------
Columbus O'D. Iselin, Jr.


    *                           Director                        March 26, 1998
-----------------------------
John L. Schroder, Jr.


/s/ O'DONNELL ISELIN II         Director                        March 26, 1998
-----------------------------
O'Donnell Iselin II


/s/ L. BLAINE GRUBE             Director                        March 26, 1998
-----------------------------
L. Blaine Grube


/s/ GORDAN B. WHELPLEY, JR.     Director                        March 26, 1998
-----------------------------
Gordon B. Whelpley, Jr.


    *                           Director                        March 26, 1998
-----------------------------
Thomas M. Hyndman, Jr.


                                             *By /s/ W. JOSEPH ENGLER, JR.
                                             -------------------------------
                                                     W. Joseph Engler, Jr.
                                                     Attorney-in-Fact
                                                     pursuant to Powers of
                                                     Attorney filed herewith

                          FINANCIAL STATEMENT SCHEDULES

                       ROCHESTER & PITTSBURGH COAL COMPANY
                                AND SUBSIDIARIES

                                DECEMBER 31, 1997

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
                                                           December 31
                                                --------------------------------
                                                  1997        1996        1995
CURRENT ASSETS
  Cash and cash equivalents                     $ 12,818    $  3,485    $  3,542
  Receivables from subsidiaries                   15,363       6,727       6,736
  Prepaid expenses and other
   current assets                                  1,062       1,455         782
  Income taxes receivable                              0           0       2,036
                                                --------    --------    --------
     Total Current Assets                         29,243      11,667      13,096

INVESTMENTS IN SUBSIDIARY COMPANIES
  Equity method                                  196,602     207,982     198,386

OTHER ASSETS
  Investment in marketable securities                266         280         281
  Miscellaneous                                   10,189       9,768       9,516
                                                --------    --------    --------
                                                  10,455      10,048       9,797

PROPERTY, PLANT, AND EQUIPMENT                    50,077      52,577      52,555
  Less allowances for depreciation,
   depletion, and amortization                    27,127      26,750      25,764
                                                --------    --------    --------
                                                  22,950      25,827      26,791
                                                --------    --------    --------

                                                $259,250    $255,524    $248,070
                                                ========    ========    ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           December 31
                                                --------------------------------
                                                  1997        1996        1995
CURRENT LIABILITIES Accounts payable:
   Trade accounts                               $  1,338    $  1,460    $    383
   Dividends                                         516         516         516
   Subsidiaries                                    7,873       3,100       5,817
  Other current liabilities                          367         862         861
  Income taxes payable                             6,135         708           0
                                                --------    --------    --------
    Total Current Liabilities                     16,229       6,646       7,577

OTHER LIABILITIES
  Loan from subsidiary                            30,000      30,000      30,000
  Payable to subsidiaries
   for federal income taxes                        4,229       4,229       4,229
  Miscellaneous                                    3,276       3,464       3,150
                                                --------    --------    --------
                                                  37,505      37,693      37,379

SHAREHOLDERS' EQUITY
  Common stock                                    59,837      59,837      59,837
  Capital in excess of stated value              133,125     133,125     133,162
  Retained earnings                               40,359      46,028      38,007
                                                --------    --------    --------
                                                 233,321     238,990     231,006
  Less treasury stock at cost                     27,805      27,805      27,892
                                                --------    --------    --------
                                                 205,516     211,185     203,114
                                                --------    --------    --------

                                                $259,250    $255,524    $248,070
                                                ========    ========    ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                    Years Ended December 31
                                                -------------------------------
                                                  1997        1996       1995
Management fees and royalties
  from subsidiaries                             $ 11,064    $ 12,078   $ 13,668
Gain on sale of property                          13,955       7,678      2,164
Forestry sales                                     2,872       1,687      1,757
Interest, dividends, and other                     1,684       1,782      1,651
                                                --------    --------   --------
                                                  29,575      23,225     19,240
Costs and expenses
  Selling, general, and administrative             9,833      10,280     11,211
  Interest on loan from subsidiary                 2,532       2,525      2,649
  Miscellaneous                                    3,447       3,887      4,120
                                                --------    --------   --------
                                                  15,812      16,692     17,980
                                                --------    --------   --------

  INCOME (LOSS) BEFORE INCOME TAXES,
   AND EQUITY IN NET INCOME OF
   SUBSIDIARIES                                   13,763       6,533      1,260

Provision (credit) for income taxes                6,507       1,543        (99)
                                                --------    --------   --------
                                                   7,256       4,990      1,359

Equity in net income (loss) of
 subsidiaries                                    (10,980)      6,271     (4,894)
                                                --------    --------   --------

        NET INCOME (LOSS)                       $ (3,724)   $ 11,261   $ (3,535)
                                                ========    ========   ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Years Ended December 31
                                             ----------------------------------
                                               1997         1996         1995
OPERATING ACTIVITIES
  Net income                                 $ (3,724)    $ 11,261     $ (3,535)
  Adjustments for non-cash items                2,958      (12,484)       4,645
  Changes in certain assets and
   liabilities (using or
   providing cash)                                411          511           84
                                             --------     --------     --------
     NET CASH (USED IN) PROVIDED
      BY OPERATING ACTIVITIES                    (355)        (712)       1,194
                                             --------     --------     --------

INVESTING ACTIVITIES
  Investments in subsidiaries                  (3,800)      (5,000)           0
  Return of subsidiary capital                      0            0        1,000
  Acquisition of property, plant,
   and equipment                                  (90)         (92)        (204)
  Proceeds from sale of property,
   plant, and equipment                        15,643        7,763        2,184
  Proceeds from sales of
   investments                                      0            0          626
                                             --------     --------     --------
     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                     11,753        2,671        3,606
                                             --------     --------     --------

FINANCING ACTIVITIES
  Cash dividends paid                          (2,065)      (2,065)      (4,126)
  Acquisition of treasury stock                     0           49           18
                                             --------     --------     --------
     NET CASH USED IN
     FINANCING ACTIVITIES                      (2,065)      (2,016)      (4,108)
                                             --------     --------     --------

     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                       9,333          (57)         692

  Cash and cash equivalents at
   beginning of year                            3,485        3,542        2,850
                                             --------     --------     --------

     CASH AND CASH EQUIVALENTS AT
        END OF YEAR                          $ 12,818     $  3,485     $  3,542
                                             ========     ========     ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       ROCHESTER & PITTSBURGH COAL COMPANY

ROCHESTER & PITTSBURGH COAL COMPANY

Parent Company Only

Notes to Financial Statements

Note A - Basis of Presentation

      In the parent company - only financial statements, the Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Dividends received from subsidiaries were $4,300,000 in 1997, $500,000 in 1996, and $1,375,000 in 1995.
The parent company - only financial statements should be read in conjunction with the Registrant's consolidated financial statements.

Note B - Guarantees and Obligations

      Eighty-Four Mining Company and Lucerne Land Company, subsidiaries of the Registrant, had $44,800,000 outstanding under credit agreements which provide for a total of $67,484,000 available for borrowings. Under the terms of the debt agreement, the Registrant has guaranteed payment of all principal and interest on these notes. The Registrant, as guarantor, is required to retain the proceeds from the disposal of properties since May 15, 1997, net of costs of such sales and related income taxes, amounting to $6,228,000 as of December 31, 1997.

      The Registrant has guaranteed title to property leased to a subsidiary in connection with its financing agreements and coal supply agreement. The Registrant has guaranteed obligations of Lucerne Land and Eighty-Four Mining Company in connection with the acquisition of assets from BethEnergy Mines Inc. and Bethlehem Steel Corporation which occurred in 1992.

      Under the terms of certain of its self-insurance programs, the Registrant could be liable for obligations of its subsidiaries arising under laws related to occupational disease (black lung). At December 31, 1997, the Registrant and these subsidiaries have irrevocable trusts for black lung benefit funding which have assets totaling $55,549,000, compared to an actuarial liability of $29,000,000. The Company also guarantees certain of its subsidiaries self-insurance obligations for workers' compensation.

      The Registrant's wholly-owned subsidiary, Helvetia Coal Company, (Helvetia) has indemnified its customers, the Homer City Station Owners, for certain liabilities related to its operations under its previous coal supply agreement. In connection with the indemnification agreement, the Registrant is currently discussing guarantees of certain of the indemnifications with the Homer City Station Owners.

      Health benefits for the Registrant's UMWA employees who retired prior to 1976 are provided by the United Mine Workers' of America Combined Benefit Fund (Combined Fund) which was created by the Coal Industry Retiree Health Benefit Act of 1992. The Combined Fund also provides benefits to retirees whose employers are out of business. The Registrant's contributions to this plan are assessed primarily on the basis of the number of beneficiaries assigned to it. The Registrant allocates these charges to its mining subsidiaries. The present value of the expected future assessments from the Combined Fund is estimated to be in the range of $30,000,000. In addition, as a "related person" or as part of a "control group" under UMWA Benefit Plans and under ERISA, the Registrant may have joint and several liability and hence be deemed a guarantor of affiliated companies.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              ROCHESTER & PITTSBURGH COAL COMPANY AND SUBSIDIARIES

                             (Dollars in thousands)

==================================================================================================
            COL. A                 COL. B              COL. C               COL. D       COL. E
--------------------------------------------------------------------------------------------------
Description                       Balance at          ADDITIONS           Deductions-    Balance
                                  Beginning of  ---------------------     Describe       at End of
                                  Period        COL. 1       COL. 2                      Period
                                                Charged      Charged
                                                to Costs     to Other
                                                and          Accounts
                                                Expenses     -
                                                             Describe
--------------------------------------------------------------------------------------------------
Year ended December 31, 1997:

Reserves:
 Mine closing reserve              $23,929      $   652      $    708(1)   $    989(2)   $24,300
                                   =======      =======      ========      ========      =======
 Surface mine reclamation
  reserve                          $ 1,246      $   195      $     --      $    186(2)   $ 1,255
                                   =======      =======      ========      ========      =======
Valuation allowance deducted
  from asset accounts:
 Deferred income tax
  valuation allowance              $ 7,375      $ 2,460      $     --      $     --      $ 9,835
                                   =======      =======      ========      ========      =======

Year ended December 31, 1996:

Reserves:
 Mine closing reserve              $23,153      $ 1,298      $    630(1)   $  1,152(2)   $23,929
                                   =======      =======      ========      ========      =======
 Surface mine reclamation
  reserve                          $ 1,179      $   274      $     --      $    207(2)   $ 1,246
                                   =======      =======      ========      ========      =======
Valuation allowance deducted
  from asset accounts:
 Deferred income tax
  valuation allowance              $ 6,585      $   790      $     --      $     --      $ 7,375
                                   =======      =======      ========      ========      =======

Year ended December 31, 1995:

Reserves:
 Mine closing reserve              $19,818      $ 3,052      $    609(1)   $    326(2)   $23,153
                                   =======      =======      ========      ========      =======
 Surface mine reclamation
  reserve                          $   985      $   351      $     --      $    157(2)   $ 1,179
                                   =======      =======      ========      ========      =======
Valuation allowance deducted
  from asset accounts:
  Deferred income tax
  valuation allowance              $ 4,108      $ 2,477      $     --      $     --      $ 6,585
                                   =======      =======      ========      ========      =======

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

                  F.    Registrant's 401(k) Savings and Retirement Plan, as
                        Amended.*
                        Registrant's 401(k) Savings and Retirement Plan was filed with Registrant's Annual Report on Form 10-K dated March 28, 1991. Amendments to Registrant's 401(k) Savings and Retirement Plan were filed with Registrant's Annual Report on Form 10-K dated April 12, 1996, and Registrant's Annual Report on Form 10-K dated April 11, 1997. Registrant's 401(k) Savings and Retirement Plan, filed herewith. The Plan and Amendments are incorporated herein by reference.

                  G. Employment Agreement between Registrant and Thomas W. Garges, Jr.*
                        Employment Agreement between Registrant and Thomas W. Garges, Jr., dated as of May 1, 1992, was filed with Registrant's Annual Report on Form 10-K dated March 25, 1993. Amendments to the Agreement were filed with Registrant's Annual Report on Form 10-K dated April 11, 1997. The Agreement and Amendments are incorporated herein by reference. Amendment to Employment Agreement, filed herewith.

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