Form 10-Q
period 1998-03-31
ROCHESTER & PITTSBURGH COAL CO
filed 1998-05-15
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Registrant's telephone number, including area code:  724/349-5800

                          Not Applicable
         (Former name, former address and former fiscal year,
                    if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.     Yes          No  x

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes          No

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998. 3,440,984 shares.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Dollars in thousands)
                                                     March 31       December 31
                                                       1998            1997
                                                   ------------     -----------
                    ASSETS
                    ------
Current Assets
  Cash and cash equivalents                        $     38,812     $    37,026
  Receivables                                            28,220          29,414
  Inventories and other current assets                   10,219          13,914
  Deferred income taxes                                   5,093           4,714
                                                   ------------     -----------
    Total Current Assets                                 82,344          85,068

Other Assets
  Investments in marketable securities                   21,098          20,166
  Funding for:
    Workers' compensation benefits                       13,750          12,950
    Mine closing reserves                                12,369          12,135
  Deferred income taxes                                  20,282          14,894
  Miscellaneous                                          18,365          17,475
                                                   ------------     -----------
                                                         85,864          77,620

Property, plant, and equipment                          590,245         585,356
Less allowances for depreciation, depletion,
 and amortization                                       238,364         229,910
                                                   ------------     -----------
                                                        351,881         355,446
                                                   ------------     -----------
                                                   $    520,089     $   518,134
                                                   ============     ===========






















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                 $     15,504     $    16,780
  Accrued liabilities                                    25,725          21,038
  Income taxes payable                                    5,065           6,111
  Current maturities of long-term debt                    8,055          10,301
                                                   ------------     -----------
    Total Current Liabilities                            54,349          54,230

Other Liabilities and Long-Term Debt
  Other postretirement benefits                          82,942          81,469
  Workers' compensation benefits                         43,736          42,006
  Mine closing reserves                                  24,806          24,300
  Black lung benefits                                     8,923           8,708
  Deferred income taxes                                  13,941          13,853
  Miscellaneous                                           3,518           3,518
  Long-term debt (less current maturities)               83,146          84,535
                                                   ------------     -----------
                                                        261,012         258,389

Shareholders' Equity
  Common stock issued, 3,989,121 shares                  59,837          59,837
  Capital in excess of stated value                     133,125         133,125
  Retained earnings                                      40,316          41,124
  Accumulated other comprehensive income (loss)            (745)           (766)
                                                   ------------     -----------

                                                        232,533         233,320
  Less treasury stock at cost - 548,137 shares           27,805          27,805
                                                   ------------     -----------
                                                        204,728         205,515
                                                   ------------     -----------
Total Liabilities & Shareholders' Equity           $    520,089     $   518,134
                                                   ============     ===========


     See accompanying notes to consolidated condensed financial statements.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except for outstanding shares and per share amounts)
                                                                Three Months Ended
                                                                      March 31
                                                                ------------------
                                                               1998          1997
                                                               ----          ----
Production Tonnage                                            2,390        1,032
                                                          =========    =========

Sales Tonnage                                                 3,032        1,374
                                                          =========    =========

Sales                                                        83,208       51,888

Other Income:
  Gain on sale of property                                      151        2,059
  Interest and dividends                                        768        1,129
  Net investment gains (losses)                                  13         (171)
  Miscellaneous                                                 364          390
                                                          ---------    ---------
                                                             84,504       55,295
Costs and Expenses:
  Cost of sales                                              75,991       48,087
  Depreciation, depletion, and amortization                   8,971        3,469
  Selling, general, and administrative                        1,515        1,652
  Interest                                                    2,395          468
  Miscellaneous                                                 271          869
                                                          ---------    ---------
                                                             89,143       54,545
                                                          ---------    ---------
Income (Loss) Before Income Taxes                            (4,639)         750

Provision (Credit) for Income Taxes                          (4,347)         729
                                                          ---------    ---------

Net Income (Loss)                                         $    (292)   $      21
                                                          =========    =========

Net Income (Loss) Per Share                               $    (.08)   $     .01
                                                          =========    =========
Average shares outstanding
 used in the computation
 of per share amounts                                      3,440,984   3,440,984

Shares issued and outstanding
 at March 31                                               3,440,984   3,440,984

Cash dividends declared
 per share                                                $      .15   $     .15

     See accompanying notes to consolidated condensed financial statements.

                               ROCHESTER & PITTSBURGH COAL COMPANY
                                        AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                        Three Months Ended
                                                             March 31
                                                      ----------------------
                                                         1998            1997
                                                         ----            ----
OPERATING ACTIVITIES
  Net income (loss)                                   $    (292)      $      21
  Adjustments for non-cash items                          3,148           2,436
  Changes in certain assets and liabilities
   (using) or providing cash                              9,153          (3,460)
                                                      ---------       ---------
      NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                        12,009          (1,003)
                                                      ---------       ---------

INVESTING ACTIVITIES
  Proceeds from available-for-sale
   investments                                            2,700          38,696
  Acquisition of available-for-sale
   investments                                           (3,484)         (2,775)
  Acquisition and development of
   property, plant, and equipment                        (4,954)         (8,560)
  Proceeds from sale of property, plant, and
   equipment                                                182           2,227
                                                      ---------       ---------
      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                              (5,556)         29,588
                                                      ---------       ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                               23,000          69,350
  Payments on borrowings                                (26,635)       (103,446)
  Cash dividends paid                                    (1,032)           (516)
  Debt issuance costs                                        --          (2,263)
                                                      ---------       ---------
      NET CASH (USED IN)
      FINANCING ACTIVITIES                               (4,667)        (36,875)
                                                      ---------       ----------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                        1,786          (8,290)

  Cash and cash equivalents at beginning of year         37,026          34,466
                                                      ---------       ---------

      CASH AND CASH EQUIVALENTS AT MARCH 31           $  38,812       $  26,176
                                                      =========       =========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)         $   2,234       $     559
                                                      =========       =========

  Income taxes paid                                   $   2,375       $     315
                                                      =========       =========

  Noncash financing and investing activities--
   seller financing of equipment to be leased         $      --       $  11,704
                                                      =========       =========


     See accompanying notes to consolidated condensed financial statements.

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1998


Note A - Basis for Presentation
-------------------------------

      The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

      The Company's subsidiary, Eighty-Four Mining Company, completed development of its Mine No. 84 in October 1997. Consequently, all tonnage data and revenues and expenses, other than its provision for income taxes, certain real estate tax expenses, and certain general and administration expenses, were not included in the 1997 results in the accompanying Consolidated Condensed Operating Statements.

Note B - Comprehensive Income
-----------------------------

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                1998       1997
                                                ----       ----
                                                 (in thousands)
Net income (loss)                               $(292)     $  21
Unrealized (losses) on securities                  (7)      (463)
Foreign currency translation adjustments           28        (38)
                                                -----      -----
Comprehensive income (loss)                     $(271)     $(480)
                                                =====      =====


The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 1998 and December 31, 1997 are as follows:


                                                1998       1997
                                                ----       ----
                                                 (in thousands)
Unrealized gains on securities                  $  403     $  410
Foreign currency translation adjustments        (1,148)    (1,176)
                                                ------     ------
Accumulated other comprehensive income (loss)   $ (745)    $ (766)
                                                ======     ======

                  ROCHESTER & PITTSBURGH COAL COMPANY
                           AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL POSITION
                            March 31, 1998

      The following is Management's discussion and analysis of certain significant factors which have affected the Company's (1) results of operations during the periods included in the accompanying Consolidated Condensed Statements of Income and (2) financial position since
December 31, 1997:


Results of Operations
---------------------

      The Company's subsidiary, Eighty-Four Mining Company, completed development of its Mine 84 as of October, 1997, and the development phase accounting treatment in effect since 1993 ended as of that date. The results of the Eighty-Four project, other than the provisions for income taxes, certain property taxes, and certain general and administrative costs are not included in the Consolidated Condensed Statements of Operations for the periods through October 31, 1997. Therefore, the inclusion of Eighty-Four's sales, cost of sales, interest expense, and depreciation, depletion, and amortization in the consolidated operating results for 1998 affect the comparison to the prior year.

      The Eighty-Four project recorded a pretax loss of $7.5 million in the quarter ended March 31, 1998. As previously reported and as discussed in Note A, Eighty-Four was in the development stage through October, 1997, and capitalized all but $1.3 million of costs relating to development in the three months ended March 31, 1997. The current quarter loss is primarily the result of the first longwall mining system's being out of operation in the months of February and March while the next mining panel was being prepared for mining.

      As previously reported, Eighty-Four will also incur sizeable losses in the second quarter due to the downtime associated with both longwall mining systems. While the first longwall system resumed mining in the north portion of the mine approximately three weeks ahead of forecast, the second longwall mining unit experienced poor mining conditions in its panel completed in early April and will be out of operation approximately three weeks longer than expected. Overall, continuous miner advance rates have continued to improve during the quarter.

     The Company's subsidiary, Keystone Coal Mining Corporation, operated at a profit in the current quarter compared to a slight loss in the first quarter of 1997 due to the favorable effect in 1998 of decreasing coal inventories under the pricing provisions of its coal supply agreement. The slight improvement in earnings was in spite of lower productivity for the current quarter.

     The Company's subsidiary, Helvetia Coal Company, recorded pretax income of approximately $600,000 on a 7% increase in tons sold as compared to a loss of approximately $1.5 million for the first quarter of 1997. This was due to (1) productivity increases at both of its operating mines and (2) the lack of depreciation expense in the current period due to the write-down of Helvetia's plant and equipment to zero in the second quarter of 1997. Had the write-down not occurred, depreciation expense in the current quarter would have been approximately $1 million.

     Pretax income was enhanced in the first quarter of 1997 by the sale of certain nonstrategic properties resulting in gains of $2.1 million, compared to similar gains in 1998 of $150,000.

     The Company recorded net investment losses of $171,000 in the first quarter of 1997 due to the sale of securities in order to provide funding required for the Eighty-Four project. The resulting reduction in investments reduced interest and dividend income in the first quarter of 1998.

     Depreciation, depletion, and amortization was substantially higher in 1998 due to the inclusion of Eighty-Four's operating results in the current year. The increase was partially offset by the aforementioned reduction in Helvetia's depreciation and amortization due to the write-off in 1997.

     While long-term debt balances were lower in the first quarter of 1998 compared to the first quarter of 1997, interest expense thereon, as recorded in the statement of operations, increased. This was due to the inclusion of amounts relating to the Eighty-Four project in the statement of operations for the first three months of 1998.

     The decrease in miscellaneous expense in 1998 reflects the write-off in 1997 of certain debt issuance costs relating to Eighty-Four's previous debt arrangement which was modified in March, 1997.

      The income tax provision for the current quarter is based upon the estimated effective tax rate for the year. The estimated effective tax rate differs from statutory rates due to the reversal of state and federal deferred tax liabilities for temporary differences that arose during Eighty-Four's development and the relationship of those amounts to pretax income (loss) for the year.


Liquidity and Capital Resources
-------------------------------

      Working capital at March 31, 1998 was $28 million compared to $31 million at December 31, 1997. The Company's current ratio (ratio of current assets to current liabilities) was 1.5 to 1 at March 31, 1998 compared to 1.6 to 1 at December 31, 1997. The reduction is due to the operating losses and reduction in accounts receivable caused by the longwall outages at Eighty-Four.

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

                           ROCHESTER & PITTSBURGH COAL COMPANY



                                      THOMAS W. GARGES, JR.
                                      Thomas W. Garges, Jr.
                             President and Chief Executive Officer



                                         GEORGE M. EVANS
                                         George M. Evans
                                  Vice President and Treasurer



Date:  May 15, 1998

                             EXHIBIT INDEX

                 Exhibit 27 - Financial Data Schedule