Form 10-Q
period 1998-06-30
ROCHESTER & PITTSBURGH COAL CO
filed 1998-08-13
CIK 84548

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998. 3,440,984 shares.

                                     ROCHESTER & PITTSBURGH COAL COMPANY
                                              AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except for outstanding shares and per share amounts)
                                    Three Months Ended              Six Months Ended
                                         June 30                          June 30
                                    -------------------            ------------------
                                   1998           1997            1998           1997
                                   ----           ----            ----           ----
                                       (Unaudited)                    (Unaudited)
Production Tonnage                   2,515            1,064          4,905            2,096
                               ===========      ===========      =========      ===========
Sales Tonnage                        2,661            1,466          5,408            2,840
                               ===========      ===========      =========      ===========
Sales                          $    79,124      $    49,896        162,332          101,784

Other Income:
  Gain on sale of property           4,566            8,194          4,717           10,253
  Interest and dividends               802              630          1,570            1,759
  Net investment gains (losses)         --               (2)            13            (173)
  Miscellaneous                        354              330            718              721
                               -----------      -----------      ---------      -----------
                                    84,846           59,048        169,350          114,344
Costs and Expenses:
  Cost of sales                     69,205           43,034        145,196           91,121
  Depreciation, depletion,
   and amortization                  9,402            3,242         18,373            6,711
  Selling, general,
   and administrative                1,905            1,560          3,420            3,212
  Interest                           2,403              406          4,798              874
  Write-down of property,
   plant, and equipment                 --           17,047             --           17,047
  Miscellaneous                        292              432            563            1,301
                               -----------      -----------      ---------      -----------

                                    83,207           65,721        172,350          120,266
                               -----------      -----------      ---------      -----------
Income (Loss) Before
Income Taxes                         1,639           (6,673)        (3,000)          (5,922)

Provision (Credit) for
Income Taxes                         1,497             (738)        (2,850)              (8)
                               -----------      -----------      ---------      -----------

Net Income (Loss)              $       142      $    (5,935)     $    (150)     $    (5,914)
                               ===========      ===========      =========      ===========


Net Income (Loss) Per Share    $      0.04      $     (1.73)     $   (0.04)     $     (1.72)
                               ===========      ===========      =========      ===========






Average shares outstanding
 used in the computation
 of per share amounts            3,440,984        3,440,984       3,440,984       3,440,834

Shares issued and outstanding
 at June 30                      3,440,984        3,440,984       3,440,984       3,440,984

Cash dividends declared
 per share                     $       .15      $       .15      $      .30     $       .30


     See accompanying notes to consolidated condensed financial statements.


                                     ROCHESTER & PITTSBURGH COAL COMPANY
                                              AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (Dollars in thousands)
                                                           June 30           December
                                                             1998              1997
                                                         ------------       -----------
                    ASSETS                               (Unaudited)
                    ------
Current Assets
  Cash and cash equivalents                              $     38,479       $    37,026
  Short-term investments                                           --                --
  Receivables                                                  35,221            29,414
  Inventories and other current assets                         11,962            13,914
  Deferred income taxes                                         4,618             4,714
                                                         ------------       -----------
    Total Current Assets                                       90,280            85,068

Other Assets
  Investments in marketable securities                         22,131            20,166
  Funding for:
    Workers' compensation benefits                             13,863            12,950
    Mine closing reserves                                      12,606            12,135
  Deferred income taxes                                        20,734            14,894
  Miscellaneous                                                18,575            17,475
                                                         ------------       -----------
                                                               87,909            77,620

Property, plant, and equipment                                596,045           585,356
Less allowances for depreciation, depletion,
 and amortization                                             247,427           229,910
                                                         ------------       -----------
                                                              348,618           355,446
                                                         ------------       -----------
                                                         $    526,807       $   518,134
                                                         ============       ===========




















    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current Liabilities
  Accounts payable                                       $     17,064       $    16,780
  Accrued liabilities                                          22,985            21,038
  Income taxes payable                                          3,624             6,111
  Current maturities of long-term debt                         18,312            10,301
                                                         ------------       -----------
    Total Current Liabilities                                  61,985            54,230

Other Liabilities and Long-Term Debt
  Other postretirement benefits                                88,457            81,469
  Workers' compensation benefits                               45,048            42,006
  Mine closing reserves                                        25,321            24,300
  Black lung benefits                                           9,128             8,708
  Deferred income taxes                                        13,429            13,853
  Miscellaneous                                                 3,392             3,518
  Long-term debt (less current maturities)                     75,744            84,535
                                                         ------------       -----------
                                                              260,519           258,389

Shareholders' Equity
  Common stock issued, 3,989,121 shares                        59,837            59,837
  Capital in excess of stated value                           133,125           133,125
  Retained earnings                                            39,942            41,124
  Accumulated other comprehensive income (loss)                  (796)             (766)
                                                         ------------       -----------
                                                              232,108           233,320
  Less treasury stock at cost - 548,137 shares                 27,805            27,805
                                                         ------------       -----------
                                                              204,303           205,515
                                                         ------------       -----------
Total Liabilities and Shareholders' Equity               $    526,807       $   518,134
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

                                     ROCHESTER & PITTSBURGH COAL COMPANY
                                              AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)

                                                                Six Months Ended
                                                                    June 30
                                                            ----------------------
                                                               1998              1997
                                                               ----              ----
                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                         $    (150)        $  (5,914)
  Adjustments for non-cash items                                7,448            12,151
  Changes in certain assets and liabilities
   providing (using) cash                                       4,776             2,230
                                                            ---------         ---------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                              12,074             8,467
                                                            ---------         ---------

INVESTING ACTIVITIES
  Proceeds from investment activity                             2,700            38,400
  Acquisition of investments                                   (4,489)           (2,775)
  Acquisition and development of
   property, plant, and equipment                             (11,763)          (16,473)
  Proceeds from sale of property, plant, and
   equipment                                                    5,259            11,040
                                                            ---------         ---------
      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                                    (8,293)           30,192
                                                            ---------         ---------

FINANCING ACTIVITIES
  Proceeds from borrowings                                     46,347            83,625
  Payments on borrowings                                      (47,127)         (122,322)
  Debt issue costs                                                 --            (2,263)
  Cash dividends paid                                          (1,548)           (1,548)
                                                            ----------        ---------
      NET CASH (USED IN)
      FINANCING ACTIVITIES                                     (2,328)          (42,508)
                                                            ---------         ---------

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                              1,453            (3,849)

  Cash and cash equivalents at beginning of year               37,026            34,466
                                                            ---------         ---------

      CASH AND CASH EQUIVALENTS AT JUNE 30                  $  38,479         $  30,617
                                                            =========         =========






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid (net of capitalized interest)               $   4,750         $     559
                                                            =========         =========

  Income taxes paid                                         $   5,838         $     315
                                                            =========         =========

  Noncash financing and investing activities--
   Capital leases and seller financing of
   equipment to be leased.                                  $      --         $  11,704
                                                            =========         =========


     See accompanying notes to consolidated condensed financial statements.

                      ROCHESTER & PITTSBURGH COAL COMPANY
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1998


Note A - Basis for Presentation
-------------------------------

      The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

      The Company's subsidiary, Eighty-Four Mining Company ("Eighty-Four"), completed development of its Mine No. 84 in October 1997. Prior to completion of development, Eighty-Four's provision for income taxes, certain real estate tax expenses, and certain general and administration expenses, which were not considered costs of mine development, were included in the 1997 results in the accompanying Consolidated Condensed Statements of Operations.

Note B - Comprehensive Income
-----------------------------

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income (loss), net of related tax, for the three-month and six month periods ended June 30, 1998 and 1997 are as follows:

                              Three months ended      Six months ended
                                   June 30,                 June 30,
                              1998          1997      1998          1997
                              ----          ----      ----          ----
                                (in thousands)          (in thousands)
Net income (loss)             $142      $(5,935)      $(150)   $(5,914)
Unrealized gains
 (losses) on available-for-
 sale securities                71          322          64       (141)
Foreign currency
translation adjustments       (122)          10         (94)       (28)
                              -----     -------      -------       ---
Comprehensive income
 (loss)                       $ 91      $(5,603)      $(180)   $(6,083)
                              ====      =======       =====    =======

The components of accumulated other comprehensive income (loss), net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                1998          1997
                                                ----          ----
                                                  (in thousands)
Unrealized gains (losses) on
  available-for-sale securities                 $  474      $   410
Foreign currency translation
  adjustments                                   (1,270)      (1,176)
                                                ------      -------
Accumulated other comprehensive
  income (loss)                                 $ (796)     $  (766)
                                                ======      =======

Note C - Newly issued accounting standards
------------------------------------------

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" was issued. Statement No. 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates unnecessary disclosure and requires additional information. Statement No. 132 is required to be adopted in 1998 and restatement of disclosures for prior periods provided for comparative purposes is required. The application of Statement No. 132 is not expected to have a material effect on the disclosures included in the consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

                   Rochester & Pittsburgh Coal Company
                            and Subsidiaries
              Management's Discussion and Analysis of Results of
                      Operations and Financial Position
                                June 30, 1998


      The following is management's discussion and analysis of certain significant factors which have affected the Company's (1) results of operations during the periods included in the accompanying Consolidated Condensed Statements of Operations and (2) financial position since December 31, 1997:


Results of Operations
---------------------

      Eighty-Four completed development of Mine No. 84 as of October, 1997 and the capitalization of mine development costs in effect since 1993 ended as of that date. Amounts for the provisions for income taxes, certain property taxes, and certain general and administrative costs are included in the Consolidated Condensed Statements of Operations for the periods through October, 31, 1997 since such costs were not considered mine development costs. Therefore, amounts for Eighty-Four's sales, cost of sales, interest expense, and depreciation, depletion, and amortization in the condensed consolidated operating results for the six months ended
June 30, 1998 affect the comparison to the condensed consolidated operating results for the six months ended June 30, 1997.

      Eighty-Four recorded pretax losses of $4.7 million and $12.2 million for the three and six months ended June 30, 1998, respectively. These losses compare to pretax losses of $600,000 and $1.9 million for the three and six months ended June 30, 1997, respectively, periods in which Eighty-Four was in the development stage and in which costs associated with developing the mine were capitalized.

      The 1998 losses at Eighty-Four are due to the first longwall experiencing a delay, from early February until late April, in starting its new mining panel. This delay was due to the cumulative effect of not attaining acceptable continuous miner advance rates. In addition, the second longwall mining unit experienced poor mining conditions in its mining panel completed in early April and was out of operation through mid-May. These longwall mining units performed well when they resumed operations in April and May, respectively, and Mine No. 84 was profitable in June. At present, the development of future longwall panels is sufficient to prevent delays during the remainder of 1998. However, unless suitable continuous miner advance rates are maintained, future longwall delays cannot be avoided.

      Keystone Coal Mining Corporation ("KCMC") recorded profits of
$1.1 million and $1.2 million for the three and six months ended
June 30, 1998, respectively, which were comparable to the corresponding periods in the prior year. Lower costs of coal purchased from third party suppliers and the favorable effect in 1998 of decreasing coal inventories under the pricing provisions of KCMC's coal supply agreement offset the effects of lower productivity in 1998 compared to 1997.

      Helvetia Coal Company ("Helvetia") recorded pretax losses of $900,000 and $300,000 for the three and six months ended June 30, 1998, respectively. Productivity, which experienced improvements in the first quarter, declined in the second quarter. Helvetia recorded pretax losses of $16.4 million and $18 million in the three and six months ended June 30, 1997, respectively, including the write-down of the $17 million carrying value of Helvetia's fixed assets to zero in the second quarter of 1997 in accordance with Statement of Financial Accounting Standards No. 121 and other nonrecurring adjustments. Helvetia's 1998 results do not include depreciation expense due to the write-down of Helvetia's plant and equipment to zero in the second quarter of 1997. Had the write-down not occurred, depreciation expense in the three and six months ended June 30, 1998 would have been approximately $1 million and $2 million, respectively.

      The Company's pretax income was enhanced in the three and six months ended June 30, 1998 from the sale of certain nonstrategic properties resulting in gains of $4.5 million and $4.7 million, respectively, compared to similar gains in the three and six months end June 30, 1997 of $8.2 million and $10.3 million, respectively.

      Depreciation, depletion, and amortization was substantially higher in the 1998 periods due to the inclusion of amounts for Eighty-Four. The increase was partially offset by the aforementioned reduction in Helvetia's depreciation and amortization due to the FASB No. 121 write-off in the second quarter of 1997.

      While average long-term debt balances were lower in 1998 than 1997, interest expense thereon, as recorded in the Consolidated Condensed Statements of Operations increased. This increase was due to the inclusion of amounts relating to Eighty-Four in the statement of operations for the three and six months ended June 30, 1998. Such amounts were capitalized as development costs through October 31, 1997.

      The decrease in miscellaneous expense in the six months ended June 30, 1998 reflects the write-off in the first quarter of 1997 of certain debt issuance costs relating to the modification of Eighty-Four's debt arrangement in March, 1997.

      The income tax provision for the three months and six months ended June 30, 1998 is based on the estimated effective rate for 1998. The estimated effective tax rate differs from statutory rates due to the reversal of state and federal deferred tax liabilities for temporary differences that arose during the development of Eighty-Four and the relationship of those amounts to pretax operating results.

      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" was issued. Statement No. 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates unnecessary disclosure and requires additional information. Statement No. 132 is required to be adopted in 1998 and restatement of disclosures for prior periods provided for comparative purposes is required. The application of Statement No. 132 is not expected to have a material effect on the disclosures included in the consolidated financial statements.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

      The Company is in the process of making modifications to a portion of its computer programs that contain time sensitive software with a limitation on accepting dates after 1999. The Company has made an assessment of which computer programs require modification or replacement and has, in fact, been making such modifications over the last several years. All systems are scheduled to be complete in the first half of 1999. The costs of making necessary modifications or ultimately replacing the software, if necessary, is not expected to be material to the Company's consolidated financial condition or results of operations in any given year. The Company, during the fourth quarter of 1998, plans to initiate contact with third party parties (i.e., vendors, bankers, etc.) to determine their year 2000 compliance efforts. However, there can be no assurance that the computer systems of other companies on which the Company may rely also will be timely modified or that the failure to modify such systems would not have an adverse effect on the Company.

      All statements contained in this Form 10-Q that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to maintain profitable operations, general business and economic conditions in the coal mining industry, the Company's ability to maintain acceptable advance rates at Mine No. 84, labor developments, the cost of coal compared to the cost of other fuels used by the Company's utility customers, the quality of the coal mined by the Company, the availability of adequate rail transportation, Year 2000 compliance, and other risks that may be described from time to time in reports the Company files with the Commission. Undue reliance should not be placed on any such forward-looking statements.



Liquidity and Capital Resources
-------------------------------

      Working capital at June 30, 1998 was $28 million, compared to $31 million at December 31, 1997. The Company's current ratio (ratio of current assets to current liabilities) was 1.5 to 1 at June 30, 1998 compared to 1.6 to 1 at December 31, 1997. The reduction in the current quarter is due to the operating losses at Eighty-Four for the first six months and the increase in long-term debt payable within one year.

      At June 30, 1998, Eighty-Four and Keystone had unused borrowing capacity of $6.5 million and $18 million, respectively.

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

                              ROCHESTER & PITTSBURGH COAL COMPANY



                                          THOMAS W. GARGES, JR.
                                          Thomas W. Garges, Jr.
                                President and Chief Executive Officer



                                             GEORGE M. EVANS
                                             George M. Evans
                                      Vice President and Treasurer



Date:  August 13, 1998

                                 EXHIBIT INDEX

                     Exhibit 27 - Financial Data Schedule